Form 10-Q
period 1995-03-31
BADGER PAPER MILLS INC
filed 1995-05-15
CIK 9096

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

===============================================================================
                                F O R M  1 0 - Q
===============================================================================


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________

                           COMMISSION FILE NO. 0-795

                            BADGER PAPER MILLS, INC.
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                              39-0143840
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 200 WEST FRONT STREET
 PESHTIGO, WISCONSIN                                              54157
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:            (715) 582-4551


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes.  [_] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 30, 1995, 1,956,830.

Indicate total number of pages contained in document filed:  10.

                            BADGER PAPER MILLS, INC.

                                     INDEX


                                                                  Pages
                                                                  -----

FINANCIAL INFORMATION

  Consolidated Interim Statements of Operations and Retained
    Earnings - Three Months Ended March 31, 1995 and 1994           3

  Consolidated Balance Sheets - March 31, 1995 and
    December 31, 1994                                               4

  Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1995 and 1994                                   5

  Notes to Financial Statements                                   6-7

MANAGEMENT DISCUSSION AND ANALYSIS                                7-9

SUBMISSION OF MATTERS TO A VOTE
 OF SECURITY HOLDERS                                                9

OTHER INFORMATION                                                   9

SIGNATURES                                                         10


                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                                  (UNAUDITED)


                                              THREE MONTHS ENDED
                                          --------------------------
                                           MARCH 31,     MARCH 31,
                                              1995          1994
                                          ------------  ------------

Net Sales                                 $22,114,107   $17,048,540
Cost of Sales                              20,925,118    16,392,820
                                          -----------   -----------

    Gross Margin                            1,188,989       655,720

Selling and Administrative Expenses           877,039       884,295
                                          -----------   -----------

    Operating Income (Loss)                   311,950      (228,575)

Other Income, Net                             428,689      (252,198)
Interest Expense                             (374,757)     (334,516)
                                          -----------   -----------

    Income (Loss) Before Income Taxes         365,882      (815,289)

Income Tax Expense (Benefit)                  124,470      (317,975)
                                          -----------   -----------
            Net Income (Loss)                 241,412      (497,314)
                                          -----------   -----------

Retained Earnings, Beginning of Period     18,082,078    20,609,089

Cash Dividends                                      -             -
                                          -----------   -----------

Retained Earnings, End of Period          $18,323,490   $20,111,775
                                          ===========   ===========

    Net Earning (Loss) Per Share                $0.12        ($0.25)

Dividends Per Share                                 -             -
Average Shares Outstanding                  1,956,830     1,957,330

                      See Notes to Financial Statements.

                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          MARCH 31,    DECEMBER 31,
                                                            1995           1994
                                                        ------------   ------------
ASSETS:
Current Assets:
   Cash & Cash Equivalents                              $    842,822   $  1,375,057
   Marketable Securities                                   3,630,613      3,397,184
   Accounts Receivable - Net                               7,880,656      6,770,635
   Deferred Income Taxes                                   1,175,908      1,175,908
   Inventories                                             5,436,761      6,318,834
   Refundable Income Taxes                                   299,348        299,348
   Other Current Assets                                      351,156        192,255
                                                        ------------   ------------
      Total Current Assets                                19,617,264     19,529,221
Property, Plant, Equipment & Timberlands                  74,195,161     73,853,230
   Less Allowance for Depreciation & Depletion           (43,780,594)   (42,959,533)
                                                        ------------   ------------
      Total Property, Plant, Equipment & Timberlands      30,414,567     30,893,697
Other Assets                                               2,034,143      1,985,210
Restricted Funds from Industrial Revenue Bonds             1,936,343      1,973,595
                                                        ------------   ------------
TOTAL ASSETS                                            $ 54,002,317   $ 54,381,723
                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Revolving Credit Notes Payable                       $ 12,000,000   $ 12,000,000
   Current Portion of Long-Term Debt                         111,232        111,232
   Accounts Payable                                        4,442,386      5,110,671
   Accrued Liabilities                                     3,430,728      3,582,795
                                                        ------------   ------------
      Total Current Liabilities                           19,984,346     20,804,698
Deferred Income Taxes                                      2,218,240      2,218,240
Long Term Debt                                            10,639,904     10,650,714
Other Liabilities                                          1,798,336      1,587,992
                                                        ------------   ------------
   Total Liabilities                                      34,640,826     35,261,644

STOCKHOLDERS' EQUITY:
Common stock, no par value:
   4,000,000 shares authorized
   2,160,000 shares issued                                 2,700,000      2,700,000
Additional paid-in capital                                   166,119        166,119
Retained Earnings                                         18,323,490     18,082,078
                                                        ------------   ------------
   Total Stockholders' Equity                             21,189,609     20,948,197
Less treasury shares at cost:
203,170 - 3/31/95; 203,170 - 12/31/94                     (1,828,118)    (1,828,118)
                                                        ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 54,002,317   $ 54,381,723
                                                        ============   ============

See Notes to Financial Statements.

                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1995          1994
                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $   241,412    $ (497,314)
  Adjustments to Reconcile to Net Cash
    provided by (used in) Operating Activities:
  Depreciation                                            821,532       874,404
  Net Change of Marketable Securities                      60,000       (40,765)
  Unrealized (Gain) Loss on Marketable Securities        (293,429)      417,737
  (Increase) Decrease in Receivables, Net              (1,110,021)      217,350
  Decrease (Increase) in Inventories                      882,073      (343,179)
  Decrease in Accounts Payable and
    Accrued Liabilities                                  (820,352)     (457,009)
  Decrease Other                                            2,510         3,817
                                                      -----------    ----------
    Net Cash (Used in) Provided by Operating
      Activities                                         (216,275)      175,041
                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property, Plant and Equipment, Net        (342,402)     (525,760)
  Decrease in Restricted Funds from
   Industrial Revenue Bonds                                37,252        35,037
                                                      -----------    ----------
    Net Cash Used in Investing Activities                (305,150)     (490,723)
                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Long-Term Debt                              (10,810)       (9,981)
                                                      -----------    ----------
    Net Cash Used in Financing Activities                 (10,810)       (9,981)
                                                      -----------    ----------
  Net Decrease in Cash and Cash Equivalents              (532,235)     (325,663)
  Cash and Cash Equivalents:
    Beginning of Period                               $ 1,375,057     1,065,215
                                                      -----------    ----------
    End of Period                                     $   842,822    $  739,552
                                                      ===========    ==========

                      See Notes to Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.    BASIS OF PRESENTATION
      ---------------------

   The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, included all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial state ments and notes thereto included in the Company's latest annual report.

B.    INCOME TAXES
      ------------

   The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for the quarter ended March 31, 1995, and a 39% benefit for the quarter ended March 31, 1994.

C.    EARNINGS PER SHARE
      ------------------

   Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding.

D.    INVENTORIES
      -----------

   The major classes of inventories are as follows (in thousands):

                                                   March 31,   December 31,
                                                      1995         1994
                                                   ---------   ------------
Raw materials                                       $2,338        $3,033
Work in process and finished stock                   3,099         3,286
                                                    ------        ------
                                                    $5,437        $6,319
                                                    ======        ======

E.    DEBT
      ----

   On March 31, 1994, the Company entered into a 13-month amended revolving credit agreement, effective through April 30, 1995, with its financing institutions in the amount of

$15,000,000, of which $12,000,000 was used at March 31, 1995. The revolving credit agreement was amended August 31, 1994, to reduce the credit line to $14,250,000. This agreement was further amended on February 17, 1995. The current agreement provides for covenants which are somewhat less restrictive than the predecessor agreement dated June 30, 1993, and effective to March 31, 1994. The amended agreement also provides that the notes bear interest at LIBOR rates plus 2%, totaling 8.125% at March 31, 1995; requires the Company to maintain tangible net worth of at least $19,000,000, provided, however, that tangible net worth shall not be increased or reduced by any unrealized appreciation or depreciation on the Company's marketable securities; a current ratio of at least .90:1.00; and, maintain a leverage ratio of not more than 1.90:1.00. The agreement further states the Company shall not expend or be obligated for capital expenditures for the period January 1, 1994 through April 30, 1995 in excess of $5,000,000. Capital projects for this period are projected to fall well within these limitations. The Company may also provide for limited dividends after October 1, 1994, so long as no default or event of default exists, and such dividends made during a fiscal quarter shall not exceed 25% of the Consolidated Net Income for the immediately preceding quarter. Subsequent to the end of the quarter, the Company amended the revolving credit agreement, extending the maturity to April 30, 1998.

F.  CONTINGENCIES
    -------------

    The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company under goes continued environmental testing and analysis, and the precise cost of compliance with requirements has not been determined.

    In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Sales for the first quarter, 1995, were $22,114,107, or 29.8% over the $17,048,540 reported for the same period in 1994. Volume of paper shipments increased 2.7% over the same period in 1994, and average selling price increased by 26.0% in 1995 compared to 1994. Paper prices, which previously had lagged behind the increasing fiber market, have finally adjusted to reflect these fiber prices. The first quarter in 1995 also reflects an increase in the Company's sale of sulphite pulp over the same period a year earlier.

    In the first quarter, 1995, cost of sales increased 24.5% to $20,420,852, compared to $16,392,820 in 1994. The increased volume of shipments plus the higher costs of purchased fiber were major factors affecting cost of sales. Also, cost of sales in the first quarter, 1995, included $504,000 taken as a result of the expense incurred from the voluntary early retire ment incentive package offered employees.

    Gross margins increased to $1,693,255 from $655,720 experienced a year earlier. In addition to the factors cited above, recent changes instituted in our manufacturing and converting facilities have resulted in increasing operating efficiencies and reducing production costs.

    Selling and administrative expenses remained constant in the first quarter, 1995 as compared to 1994, $877,039 in 1995 and $884,295 in 1994.

    Other income for 1995 increased to $428,689 from a loss of $252,198 in 1994, the major factor being an unrealized gain in securities of $293,429 in the first quarter, 1995, as compared to an unrealized loss of $417,737 in 1994. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures during the first quarter, 1995, amounted to $342,000 as com pared to $526,000 in the first quarter of 1994. Capital expenditures were maintained at levels to sustain manufacturing operations.

    During the first quarter, Badger's Oconto Falls subsidiary, Plas-Techs, Inc., announced an expansion project which will double the size of its existing facility. Plas-Techs' business has increased in excess of 30% annually since its acquisition in 1991, and has outgrown its original physical dimensions. Additional equipment will be installed to support its converting capacity. A total project cost of approximately $700,000 will be funded primarily through the utilization of proceeds from the sale of industrial development revenue bonds originally issued in 1992 and reserved for plant expansion purposes.

    The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company under goes continued environmental testing and analysis, and the precise cost of compliance with requirements has not been determined.

    As of March 31, 1995, the Company's capital resources for funding ongoing operations and capital expenditures included $3,630,000 in marketable securities; $1,936,000 in restricted funds from previous industrial revenue bond issuances, and a $14,250,000 revolving credit agreement for 13 months, expiring April 30, 1995, of which $12,000,000 is currently used. Subject to confirmation of the extension of the revolving credit agreement, the

Company believes it has adequate capital resources to meet its near-term capital and operating needs.

    Cash used in operating activities totaled $216,000 for the first quarter of 1995, and compares to cash provided from operating activities of $175,000 for the first quarter, 1994. The major contributing factors to the decrease in 1995 include an increase of $1,110,000 in receivables and an unrealized gain of $293,000 on marketable securities, offset by the continued improvement in sales, resulting in a decrease in inventories of $882,000.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on May 2, 1995, the four continuing directors who were management's nominees for re-election, were re-elected. The nominees/directors were re-elected with the following votes:


                                 TERM                   AUTHORITY FOR
  DIRECTORS NOMINATED    CLASS  EXPIRES   VOTES "FOR"  VOTING WITHHELD
- -----------------------------------------------------------------------
Ralph D. Searles             I   1997      1,487,627       241,566

Claude L. Van Hefty          I   1997      1,487,283       241,910

Thomas J. Kuber             II   1998      1,462,551       266,642

Earl R. St. John, Jr.       II   1998      1,486,463       242,730


There were no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits:

         (27) Financial data schedules

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       BADGER PAPER MILLS, INC.
                                                                   (Registrant)


DATE:  May 12, 1995                        By /s/ Claude L. Van Hefty
                                              ---------------------------------
                                                            Claude L. Van Hefty
                                                                      President
                                                      (Chief Executive Officer)


DATE:  May 12, 1995                        By /s/ Miles L. Kresl, Jr.
                                              ---------------------------------
                                                            Miles L. Kresl, Jr.
                                                 Vice President/Administration,
                                               Corporate Secretary, & Treasurer
                                                  (Principal Financial Officer)


