Form 10-Q
period 1995-06-30
BADGER PAPER MILLS INC
filed 1995-08-14
CIK 9096

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

================================================================================
                                F O R M  1 0 - Q
================================================================================


           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

[X] Yes.  [_] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of June 30, 1995, 1,956,330.

Indicate total number of pages contained in document filed: 16.

                            BADGER PAPER MILLS, INC.

                                     INDEX


                                                                 Pages
                                                                 -----

FINANCIAL INFORMATION

 Consolidated Interim Statements of Operations and Retained
   Earnings - Quarter and Six Months Ended
   June 30, 1995 and 1994                                          3

 Consolidated Balance Sheets - June 30, 1995 and
   December 31, 1994                                               4

 Consolidated Statements of Cash Flows - Six Months
   Ended June 30, 1995 and 1994                                    5

 Notes to Financial Statements                                   6-7

MANAGEMENT DISCUSSION AND ANALYSIS                               7-9

OTHER INFORMATION                                                  9

SIGNATURES                                                        10


                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                       CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                --------------------------  --------------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    1995          1994          1995          1994
                                                ------------  ------------  ------------  ------------

Net Sales                                       $24,411,526   $17,755,603   $46,525,633   $34,804,143
Cost of Sales                                    21,510,504    17,222,845    42,435,622    33,615,665
                                                -----------   -----------   -----------   -----------

     Gross Margin                                 2,901,022       532,758     4,090,011     1,188,478

Selling and Administrative
  Expenses                                        1,039,583       915,918     1,916,622     1,800,213
                                                -----------   -----------   -----------   -----------

     Operating Income (Loss)                      1,861,439      (383,160)    2,173,389      (611,735)

Other Income, Net                                   195,400       124,935       624,089      (127,263)
Interest Expense                                   (352,911)     (381,100)     (727,668)     (715,616)
                                                -----------   -----------   -----------   -----------
     Income (Loss) Before
       Income Taxes                               1,703,928      (639,325)    2,069,810    (1,454,614)

Income Tax Expense (Benefit)                        579,298      (590,325)      703,768      (908,300)
                                                -----------   -----------   -----------   -----------

            Net Income (Loss)                     1,124,630       (49,000)    1,366,042      (546,314)
                                                -----------   -----------   -----------   -----------

Retained Earnings,
  Beginning of Period                            18,323,490    20,111,775    18,082,078    20,609,089

Cash Dividends                                            -             -             -             -
                                                -----------   -----------   -----------   -----------

Retained Earnings,
  End of Period                                 $19,448,120   $20,062,775   $19,448,120   $20,062,775
                                                ===========   ===========   ===========   ===========

   Net Earning (Loss) Per Share                       $0.57        ($0.03)        $0.70        ($0.28)

Dividends Per Share                                       -             -             -             -

Average Shares Outstanding                        1,956,830     1,957,330     1,956,830     1,957,330

          See Notes to Financial Statements.

                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          June 30,     December 31,
                                                            1995           1994
                                                        -------------  -------------

ASSETS:

Current Assets:
   Cash & Cash Equivalents                              $    275,918   $  1,375,057
   Marketable Securities                                   3,757,294      3,397,184
   Accounts Receivable - Net                               8,517,513      6,770,635
   Deferred Income Taxes                                   1,175,908      1,175,908
   Inventories                                             5,951,955      6,318,834
   Refundable Income Taxes                                   299,348        299,348
   Other Current Assets                                      134,779        192,255
                                                        ------------   ------------
      Total Current Assets                                20,112,715     19,529,221

Property, Plant, Equipment & Timberlands                  75,030,233     73,853,230
   Less Allowance for Depreciation & Depletion           (44,602,126)   (42,959,533)
                                                        ------------   ------------
      Total Property, Plant, Equipment & Timberlands      30,428,107     30,893,697

Other Assets                                               2,060,398      1,985,210
Restricted Funds from Industrial Revenue Bonds               384,653      1,973,595
                                                        ------------   ------------

TOTAL ASSETS                                            $ 52,985,873   $ 54,381,723
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Revolving Credit Notes Payable                                  -   $ 12,000,000
   Current Portion of Long-Term Debt                         111,232        111,232
   Accounts Payable                                        5,545,900      5,110,671
   Accrued Liabilities                                     4,016,354      3,582,795
                                                        ------------   ------------
      Total Current Liabilities                            9,673,486     20,804,698

Deferred Income Taxes                                      2,218,240      2,218,240
Long Term Debt                                            18,828,876     10,650,714
Other Liabilities                                          1,779,150      1,587,992
                                                        ------------   ------------
   Total Liabilities                                      32,499,752     35,261,644

STOCKHOLDERS' EQUITY:
Common stock, no par value:
   4,000,000 shares authorized
   2,160,000 shares issued                                 2,700,000      2,700,000
Additional paid-in capital                                   166,119        166,119
Retained Earnings                                         19,448,120     18,082,078
Less treasury shares at cost:
203170 - 6/30/95; 203170 - 12/31/94                       (1,828,118)    (1,828,118)
                                                        ------------   ------------
   Total Stockholders' Equity                             20,486,121     19,120,079

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 52,985,873   $ 54,381,723
                                                        ============   ============

See Notes to Financial Statements.

                    BADGER PAPER MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                       --------------------------
                                                                         June 30,       June 30,
                                                                          1995            1994
                                                                       ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ 1,366,042    $ (546,314)
  Adjustments to Reconcile to Net Cash
    provided by (used in) Operating Activities:
  Depreciation                                                           1,643,064     1,748,808
  Deferred Income Taxes                                                          -      (170,119)
  Net Proceeds from (Purchases) Sales of Marketable Securities             (30,135)      130,000
  Unrealized (Gain) Loss on Marketable Securities                         (329,975)      479,606
  (Increase) in Accounts Receivables, Net                               (1,746,878)     (425,661)
  Decrease (Increase) in Inventories                                       366,879      (790,545)
  Decrease in Accounts Payable and Accrued Liabilities                     868,788       198,700
  Decrease Other                                                           173,446       738,832
                                                                       -----------   -----------
    Net Cash Provided by Operating Activities                            2,311,231     1,363,307
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property, Plant and Equipment, Net                       (1,177,474)     (857,361)
  Decrease in Restricted Funds from Industrial Revenue Bonds             1,588,942        18,781
                                                                       -----------   -----------
    Net Cash Provided by (Used in) Investing Activities                    411,468      (838,580)
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) on Long-Term Debt                                          (1,321,838)      (20,164)
  (Payments) on Revolving Credit Notes Payable                          (2,500,000)   (1,000,000)
                                                                       -----------   -----------
    Net Cash (Used in) Financing Activities                             (3,821,838)   (1,020,164)
                                                                       -----------   -----------

  Net (Decrease) in Cash and Cash Equivalents                           (1,099,139)     (495,437)
  Cash and Cash Equivalents:
    Beginning of Period                                                $ 1,375,057     1,065,215
                                                                       -----------   -----------
    End of Period                                                      $   275,918   $   569,778
                                                                       ===========   ===========

      See Notes to Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.  BASIS OF PRESENTATION
    ---------------------

    The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, included all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

B.  INCOME TAXES
    ------------

    The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for the quarter and six months ended June 30, 1995. For the quarter and six months ended June 30, 1994, the Company provided for a 39% benefit resulting from the Company's operating losses. In addition, during the second quarter ended June 30, 1994, a research and development income tax benefit of $341,000 was recognized.

C.  EARNINGS PER SHARE
    ------------------

    Earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.

D.  INVENTORIES
    -----------

    The major classes of inventories are as follows (in thousands):

                                             June 30,  December 31,
                                               1995        1994
                                             --------  ------------
    Raw materials                             $3,108      $3,033
    Work in process and finished stock         2,844       3,286
                                              ------      ------
                                              $5,952      $6,319
                                              ======      ======

E.  DEBT
    ----

    On March 31, 1994, the Company entered into a 13-month amended revolving credit agreement, effective through April 30, 1995, with its financing institutions in the amount of

$15,000,000. The revolving credit agreement was amended August 21, 1994 to reduce the credit line to $14,250,000. This agreement was further amended on February 17, 1995 and April 28, 1995, reducing the credit line to $13,000,000, and extending the maturity to April 30, 1998. These agreements provide for covenants which are somewhat less restrictive than the predecessor agreement. The amended agreement also provides that the notes bear interest at tier-based LIBOR rates which total 8.0625% at June 30, 1995, requires the Company to maintain consolidated tangible net worth of at least the $19,000,000, provided however that tangible net worth shall not be increased or reduced by any unrealized appreciation or depreciation on the Company's marketable securities, a current ratio of at least 1.9:1, and maintain a leverage ratio of no more than 1.9:1. The agreement further states that the Company shall not expend or be obligated for capital expenditures for the period January 1, 1995 through December 31, 1995, in excess of $4,000,000. Capital projects for this period are projected to fall well within these limitations. The Company may also provide for dividend and other restrictive payments so long as these payments do not exceed 33% of the cumulative consolidated net income commencing January 1, 1995, and so long as no default or event of default exists. At June 30, 1995, $9,500,000 was borrowed by the Company against the line.

F.  CONTINGENCIES
    -------------

    The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with requirements has not been determined.

    In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The Company reported record sales for the second quarter and first six months of 1995. Sales for the second quarter ended June 30, 1995, were $24,411,526, or 37.5% over the $17,755,603 reported for the same period in 1994. Volume of paper shipments were off slightly for the quarter when compared to a year earlier, while the average selling price of the papers sold increased almost 40%. Sulphite pulp shipment volume, as well as prices, were substantially higher during the second quarter of 1995 when compared to the same period in 1994. Sulphite pulp sales now represent 5% of the Company's total revenue.

    Sales for the six-month period ended June 30, 1995, were $46,525,633 compared to $34,804,143 reported for the same period a year ago. The increase in revenue for the first six

                                    -Page 7-
months of 1995 is primarily attributable to the improved pricing throughout the paper industry, slight increase in volume, and increased sulphite pulp sales.

    Cost of sales increased 25% and 26% respectively for the second quarter and six months of 1995 compared to the same periods a year earlier. Higher cost of purchased fiber is the single factor most affecting cost of sales. Purchased pulp prices have risen more than 140% over the past 16 months. The world demand for fiber continues to be strong and current market conditions suggest that it should remain firm throughout the balance of the year and well into 1996. The Company's sulphite pulp mill continues to operate well, and pulp exceeding the Company's internal paper machine demand continues to be marketed. A market pulp price increase already announced of $75 a ton effective October 1, 1995, and projected higher pulp prices for 1996 will additionally benefit the Company's integrated pulping capacity, although also affect the prices paid by the Company for raw materials. Gross margins increased to $2,901,022 and $4,090,011 for the second quarter and six months ended June 30, 1995, respectively, compared to $532,758 and $1,188,478 for the same periods a year earlier. In addition to the factors cited above, changes instituted in our manufacturing and converting facilities have resulted in increasing operating efficiencies and reducing production costs.

    Administrative expenses of $1,039,583 and $1,916,622 for the second quarter and six months of 1995 compare to $915,918 and $1,800,213 for the same periods a
year earlier.   As a percent of sales for the second quarter and first six months of 1995, administrative expenses of 4.3% and 4.1% compare to 5.2% for the second quarter and first six months of 1994, representing a decrease of 17% and 21% respectively.

    Other income of $195,400 and $624,089 for the second quarter and six months of 1995 compare to an income of $124,935 for the second quarter, 1994, and a loss of $127,263 for the first six months of 1994. The Company recognized unrealized gain in securities of $329,975 for the first six months of 1995 compared to unrealized loss of $479,606 for the same period in 1994. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations in other income.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures during the second quarter and six months, 1995, amounted to $835,072 and $1,177,474, as compared to $331,601 and $857,361 for the same periods in 1994. Capital expenditures have been maintained at levels to sustain manufacturing operations. The Company is currently investigating several capital projects which are intended to improve quality and productivity. The Company's Oconto Falls, Wisconsin, subsidiary, Plas-Techs, Inc., expansion project announced during the first quarter, 1995, doubling the size of the existing facility, was completed during the second quarter. Plas-Techs is now in the process of relocating equipment and off-site inventory to the new facility. Plas-Techs' business has increased in excess of 30% annually since its acquisition in 1991, and had out grown its original physical dimensions.
The project cost, approximating $700,000, is being funded through the utilization of proceeds from the sale of $4,000,000 industrial development revenue bonds originally issued in 1992 and reserved for plant expansion purposes. The remaining portion of the restricted cash from sale of industrial

                                    -Page 8-
development revenue bonds in the amount of $1,300,000 was no longer required for purchase of plant and equipment and was used to repay a portion of the bonds and reduce the outstanding balance associated with Plas-Techs, Inc. to $2,700,000 at June 30, 1995.

    The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with requirements has not been determined.

    As of June 30, 1995, the Company's capital resources for funding on-going operations and capital expenditures include $3,757,294 in marketable securities; $384,653 in restricted funds from previous industrial revenue bond issuances, and a $13,000,000 revolving credit agreement expiring April 30, 1998, of which $9,500,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

    Cash provided from operating activities totaled $2,311,231 for the first six months of 1995, and compares to cash provided from operating activities of $1,363,307 for the first six months of 1994.

    Working capital of $10,439,229 at June 30, 1995, increased $11,714,706 from December 31, 1994. Several components of working capital contributed to the increase. A reclassification of revolving credit notes payable of $9,500,000 at June 30, 1995, to the long-term debt (see Note E to financial statements), and an increase of $1,746,878 in accounts receivable were major factors which increased working capital. Offsetting the increase included a decrease in cash and marketable securities of $739,029; a $366,879 decrease in inventories, and an increase of $868,788 in accounts payable and accrued liabilities. During the first six months of 1995, $2,500,000 of revolving credit notes payable were repaid, reducing the outstanding balance to $9,500,000 at June 30, 1995. In addition, $1,321,838 of the December 31, 1994 long-term debt of $10,650,714 was repaid during the first six months of 1995.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits:

                (4) Fifth Amendment to Credit Agreement dated April 28, 1995.

               (27) Financial data schedules

                                    -Page 9-

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BADGER PAPER MILLS, INC.
                                                            (Registrant)


                                                    /s/ CLAUDE L. VAN HEFTY
DATE: August 14, 1995                        By_________________________________
                                                       Claude L. Van Hefty
                                                            President
                                                    (Chief Executive Officer)


                                                    /s/ MILES L. KRESL, JR.
DATE: August 14, 1995                        By_________________________________
                                                       Miles L. Kresl, Jr.
                                                Vice President/Administration,
                                               Corporate Secretary, & Treasurer
                                                 (Principal Financial Officer)

                                   -Page 10-