Form 10-Q
period 1995-09-30
BADGER PAPER MILLS INC
filed 1995-11-15
CIK 9096

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

               For the quarterly period ended September 30, 1995

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

[X] Yes.  [_] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of September 30, 1995, 1,952,330.

Indicate total number of pages contained in document filed: 13.

                            BADGER PAPER MILLS, INC.

                                     INDEX


                                                                   Pages
                                                                   -----

FINANCIAL INFORMATION

Consolidated Condensed Interim Statements of Operations and
  Retained Earnings - Quarter and Nine Months Ended
  September 30, 1995 and 1994                                          3

Consolidated Condensed Balance Sheets - September 30, 1995 and
  December 31, 1994                                                    4

Consolidated Condensed Statements of Cash Flows - Nine Months
  Ended September 30, 1995 and 1994                                    5

Notes to Consolidated Condensed Financial Statements                 6-7

MANAGEMENT DISCUSSION AND ANALYSIS                                  8-10

OTHER INFORMATION                                                     10

SIGNATURES                                                            11

             BADGER PAPER MILLS, INC. AND SUBSIDIARY CONSOLIDATED
       CONDENSED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                             --------------------------  --------------------------
                              SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                 1995          1994          1995          1994
                             ------------  ------------  ------------  ------------

Net Sales                    $24,373,793   $19,750,737   $70,899,426   $54,520,731
Cost of Sales                 21,640,901    19,478,325    64,076,523    53,059,841
                             -----------   -----------   -----------   -----------

  Gross Margin                 2,732,892       272,412     6,822,903     1,460,890

Selling and
 Administrative Expenses         984,097       906,505     2,900,719     2,706,718
                             -----------   -----------   -----------   -----------

  Operating Income (Loss)      1,748,795      (634,093)    3,922,184    (1,245,828)

Other Income, Net                115,924       541,250       740,013       413,987
Interest Expense                (301,840)     (403,939)   (1,029,508)   (1,119,555)
                             -----------   -----------   -----------   -----------

  Income (Loss) Before
   Income Taxes                1,562,879      (496,782)    3,632,689    (1,951,396)

Income Tax Expense
 (Benefit)                       531,360      (147,121)    1,235,128    (1,055,421)
                             -----------   -----------   -----------   -----------

     Net Income (Loss)         1,031,519      (349,661)    2,397,561      (895,975)
                             -----------   -----------   -----------   -----------

Retained Earnings,
 Beginning of Period          19,448,120    20,062,775    18,082,078    20,609,089

Cash Dividends                    97,615             -        97,615             -
                             -----------   -----------   -----------   -----------

Retained Earnings,
 End of Period               $20,382,024   $19,713,114   $20,382,024   $19,713,114
                             ===========   ===========   ===========   ===========
  Net Earnings (Loss)
   Per Share                       $0.53        ($0.18)        $1.23        ($0.46)

Dividends Per Share                $0.05             -         $0.05             -

Average Shares Outstanding     1,953,997     1,957,330     1,956,230     1,957,330

See Notes to Financial Statements

                     BADGER PAPER MILLS, INC. & SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                           SEPTEMBER 30,   DECEMBER 31,
                                                1995           1994
                                           --------------  -------------
ASSETS:
Current Assets:
  Cash & Cash Equivalents                   $    506,779   $  1,375,057
  Marketable Securities                        3,433,033      3,397,184
  Accounts Receivable - Net                    8,508,911      6,770,635
  Deferred Income Taxes                        1,175,908      1,175,908
  Inventories                                  7,174,248      6,318,834
  Refundable Income Taxes                        299,348        299,348
  Other Current Assets                            78,562        192,255
                                            ------------   ------------
     Total Current Assets                     21,176,789     19,529,221

Property, Plant, Equipment &
 Timberlands                                  75,925,675     73,853,230
  Less Allowance for Depreciation &
   Depletion                                 (45,423,658)   (42,959,533)
                                            ------------   ------------
     Total Property, Plant, Equipment &
       Timberlands                            30,502,017     30,893,697

Other Assets                                   2,096,884      1,985,210
Restricted Funds from Industrial
 Revenue Bonds                                   172,795      1,973,595
                                            ------------   ------------

TOTAL ASSETS                                $ 53,948,485   $ 54,381,723
                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving Credit Notes Payable            $          -   $ 12,000,000
  Current Portion of Long-Term Debt              111,232        111,232
  Accounts Payable                             5,985,035      5,110,671
  Accrued Liabilities                          4,522,967      3,582,795
                                            ------------   ------------
     Total Current Liabilities                10,619,234     20,804,698

Deferred Income Taxes                          2,218,240      2,218,240
Long Term Debt                                18,000,959     10,650,714
Other Liabilities                              1,759,652      1,587,992
                                            ------------   ------------
     Total Liabilities                        32,598,085     35,261,644

STOCKHOLDERS' EQUITY
Common stock, no par value:
 4,000,000 shares authorized
 2,160,000 shares issued                       2,700,000      2,700,000
Additional paid-in capital                       167,682        166,119
Retained Earnings                             20,382,024     18,082,078
Less treasury shares at cost:
 207,670 - 9/30/95; 203,170 - 12/31/94        (1,899,306)    (1,828,118)
                                            ------------   ------------
     Total Stockholders' Equity               21,350,400     19,120,079

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 53,948,485   $ 54,381,723
                                            ============   ============


See Notes to Financial Statements

             BADGER PAPER MILLS, INC. AND SUBSIDIARY CONSOLIDATED
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                ----------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                     1995              1994
                                                --------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                $ 2,397,561          ($ 895,975)
 Adjustments to Reconcile to Net Cash
   provided by (used in)
   Operating Activities:
    Depreciation                                    2,464,596           2,623,212
    Deferred Income Taxes                                   -            (448,120)
    Net Proceeds from (Purchases)
     Sales of Marketable Securities                   333,711             305,000
    Unrealized (Gain) Loss on
     Marketable Securities                           (369,560)            632,320
    (Increase) in Accounts
      Receivables, Net                             (1,738,276)         (1,369,507)
    (Increase) Decrease in Inventories               (855,414)            703,164
    Increase in Accounts Payable
     and Accrued Liabilities                        1,814,536              46,118
    Decrease (Increase) Other                         173,679            (291,062)
                                                  -----------         -----------
     Net Cash Provided by
      Operating Activities                          4,220,833           1,305,150
                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property, Plant and
   Equipment, Net                                  (2,072,916)           (878,641)
  Decrease in Restricted Funds from
   Industrial Revenue Bonds                         1,800,800               6,112
                                                  -----------         -----------
     Net Cash (Used in) Investing Activities         (272,116)           (872,529)
                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on Long Term Debt                        (1,399,755)            (97,219)
  Purchase of Treasury Stock                          (69,625)                  -
  Dividends Paid                                      (97,615)                  -
  Payments on Revolving
    Credit Notes Payable                           (3,250,000)         (1,000,000)
                                                  -----------         -----------
     Net Cash (Used In)
       Financing Activities                        (4,816,995)         (1,097,219)
                                                  -----------         -----------

Net (Decrease) in Cash and
   Cash Equivalents                                  (868,278)           (664,598)
Cash and Cash Equivalents:
 Beginning of Period                                1,375,057           1,065,215
                                                  -----------         -----------
  End of Period                                   $   506,779         $   400,617
                                                  ===========         ===========

See Notes to Financial Statements


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   BASIS OF PRESENTATION
     ---------------------

     The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

B.   INCOME TAXES
     ------------

     The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for the quarter and nine months ended September 30, 1995. The Company provided for a 30% benefit in the third quarter of 1994 and 37% benefit for the first nine months of 1994 resulting from the Company's operating losses. A research and development income tax benefit of $341,000 was recognized during the second quarter of 1994.

C.   EARNINGS PER SHARE
     ------------------

     Earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.

D.   INVENTORIES
     -----------

     The major classes of inventories are as follows (in thousands):

                                          September 30,    December 31,
                                              1995             1994
                                          -------------    ------------
     Raw materials                           $4,038           $3,033
     Work in process and finished stock       3,136            3,286
                                             ------           ------
                                             $7,174           $6,319
                                             ======           ======

E.   DEBT
     ----

     The Company is a party to an amended revolving credit agreement with its financing institutions in the amount of $13,000,000, in effect through April 30, 1995. This amended agreement provides for covenants which are somewhat less restrictive than the predecessor agreement. The amended agreement also provides that the notes bear interest at tier-based LIBOR rates which total 7.625% at September 30, 1995, requires the Company to maintain consolidated tangible net worth of at least the $19,000,000, provided however that tangible net worth shall not be increased or reduced by any unrealized appreciation or depreciation on the Company's marketable securities, a current ratio of at least 1.9:1, and maintain a leverage ratio of no more than 1.9:1. The agreement further states that the Company shall not expend or be obligated for capital expenditures for the period January 1, 1995 through December 31, 1995, in excess of $4,000,000. Capital projects for this period are projected to fall well within these limitations. The Company may also provide for dividend and other restrictive payments so long as these payments do not exceed 33% of the cumulative consolidated net income commencing January 1, 1995, and so long as no default or event of default exists. At September 30, 1995, $8,750,000 was borrowed by the Company against the line.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company reported record sales for the third quarter and first nine months of 1995. Sales for the third quarter ended September 30, 1995, were $24,373,793 or 23.4% over the $19,750,737 reported for the same period in 1994. Volume of shipments during the third quarter of 1995 were down approximately 15% when compared to a year earlier, while the average selling price of the paper sold increased approximately 45%. Sulphite pulp shipment volume, as well as prices, was substantially higher during the third quarter of 1995 compared to the same period a year ago. Sulphite pulp sales represented over 6% of the Company's total revenue for the third quarter of 1995.

     Sales for the nine-month period ended September 30, 1995, were $70,899,426 or 30% over the $54,520,731 reported for the same period a year earlier. Volume of shipments during the first nine months of 1995 was down approximately 5% when compared to a year earlier, while the average selling price increased approximately 36%. Total paper production was static during 1994 and 1995, while higher third quarter 1994 shipments lowered product inventories.

     Cost of sales increased 11% and 21% respectively for the third quarter and first nine months of 1995 compared to the same periods a year earlier. Higher cost of purchased fiber is the single most important factor affecting cost of sales. While purchased pulp prices have risen more than 145% over the past 21 months, the world pulp market appears to be settling into a new stable and balanced position. Northern bleached softwood kraft prices have increased another $75 per ton effective October 1, 1995, while other pulp producers are dropping back from the peaks reached earlier in 1995. The Company is protected in part because it is able to utilize its sulphite pulp manufactured in its integrated pulp and paper manufacturing facilities. Changes instituted during the year in the manufacturing and converting facilities have lowered production costs and increased operating efficiencies. While these changes have been effective, additional improvements, necessary to meet the Company's expectations of production capacity and efficiency, are presently being planned or are under study.

     Gross margins increased to $2,732,892 and $6,822,903 for the three months and first nine months of 1995 compared to $272,412 and $1,460,890 reported for the same periods a year earlier. The value of the Company's sulphite pulp mill, which supplies 50% of the paper production fiber demand, continues to favorably contribute to the operating margins.

     Selling and administrative expenses of $984,097 and $2,900,719 for the third quarter and first nine months of 1995 compare to $906,505 and

$2,706,718 for the same periods a year earlier. As a percent of sales for the third quarter and first nine months of 1995, selling and administrative expenses of 4.0% and 4.1% compare to 4.6% and 5.0% for the third quarter and first nine months of 1994, representing a decrease of 13.0% and 18.0% respectively.

     Other income of $115,924 and $740,013 for the third quarter and first nine months of 1995 compares to $541,250 and $413,987 for the same periods a year earlier. The recognition in the third quarter, 1994, of value received in excess of book value of $460,206 from the sale of the Company's SHARPrint(R) business, which included equipment and intangibles, was the primary factor affecting other income in the third quarter, 1994. The Company recognized unrealized gain in securities of $369,560 for the first nine months of 1995 compared to unrealized loss of $632,320 for the same period in 1994. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations in Other Income. The reduction in interest expense for the three months and first nine months of 1995 compared to the same periods a year earlier is a result of lower interest rates and reduced outstanding levels of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures of $895,442 and $2,072,916 for the third quarter and first nine months of 1995 compare to $314,260 and $1,172,495 for the same periods a year earlier. The Company continues to investigate capital projects which are intended to improve quality and production.

     The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis. While the Company is currently in compliance with such laws and regulations, the costs associated to comply with future enactments of environmental regulations cannot be presently projected.

     The Company's primary capital resources are for funding ongoing operations and capital expenditures. As of September 30, 1995, these resources include marketable securities of $3,433,033, $172,795 in restricted funds from industrial revenue bonds, and a $13,000,000 revolving credit agreement expiring April 30, 1998, of which $8,750,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

     Primarily, as a result of the Company's net income, cash provided by operating activities totaled $4,220,833 for the first nine months of 1995 and compares to cash provided by operating activities of $1,305,150 for the first nine months of 1994. However, cash and cash equivalents decreased as a result of cash used in financing activities (primarily as a result of payments of corporate debt).

     Working capital of $10,557,555 increased $11,833,032 from December 31, 1994. Several components of working capital contributed to the increase. A reclassification of revolving credit rates payable of $8,750,000 at September 30, 1995 to long-term debt (see Note E to Financial Statements), an increase in inventories of $855,414, and an increase in accounts receivable of $1,738,276 were major factors which increased working capital. Offsetting the increase included a decrease in cash of $868,278 and an increase in accounts payable and accrued liabilities of $1,814,536.

     During the first nine months of 1995, $3,250,000 of revolving credit notes payable were repaid, reducing the outstanding balance to $8,750,000 at September 30, 1995. In addition, $1,399,755 of the Company's long-term debt was repaid during the first nine months of 1995. The Company paid a cash dividend in the amount of $.05 per share on September 8, 1995. This is the first cash dividend since the Company suspended dividends in the second quarter, 1993. The Company paid dividends within the limits of the covenants provided in its borrowing agreements.

     The Company has determined that a portion of its timberland holdings are inconsistent with its current fiber needs. The Company is currently considering sale of these lands. No final decision has been made.


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

                                       BADGER PAPER MILLS, INC.
                                                   (Registrant)


DATE: November 13, 1995                By_________________________________
                                                       Claude L. Van Hefty
                                                                 President
                                                 (Chief Executive Officer)

DATE: November 13, 1995                By_________________________________
                                                       Miles L. Kresl, Jr.
                                            Vice President/Administration,
                                          Corporate Secretary, & Treasurer
                                             (Principal Financial Officer)

