Form 10-K405
period 1995-12-31
BADGER PAPER MILLS INC
filed 1996-03-29
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                           FORM 10-K and ANNUAL REPORT

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________________
                                to ________________

                            Commission File No. 0-795


                            BADGER PAPER MILLS, INC.
             (Exact name of registrant as specified in its charter)

           200 West Front Street                     WISCONSIN
                P.O. Box 149                 (State of incorporation)
      Peshtigo, Wisconsin  54157-0149               39-0143840

      (Address of principal executive     (I.R.S. Employer Identification
                  office)                             Number)

        Registrant's telephone number, including area code:  715-582-4551

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Without Nominal or Par Value



   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes   X     No

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 26, 1996, 1,945,130 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares quoted by dealers to each other in the Over-The-Counter Market) held by non-affiliates was approximately $28,204,000. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

                             SELECTED FINANCIAL DATA
                 Five-year comparison of selected financial data

                                     Years ended December 31,
                         1995      1994       1993        1992      1991
   Earnings (in
    thousands)
     Net sales         $92,648   $73,674     $76,567    $72,152    $69,084
     Cost of sales      83,890    72,949      74,272     76,009     58,919
     Gross profit
      (loss)             8,758       725       2,295     (3,857)    10,165
     Selling and
      administrative
      expenses           3,852     3,872       4,715      5,451      4,325
     Early retirement
      expense              504         -           -          -          -
     Restructuring
      provision              -         -       3,850          -         -
     Profit (loss)
      from operations    4,402    (3,147)     (6,270)    (9,308)     5,840
     Other income          414     1,068         796      1,056        933
     Interest expense    1,035     1,315         975      1,078        509
     Unrealized
      holding gain or
      loss on trading
      securities           549      (846)         -          -         -
     Earnings (loss)
      before income
      taxes and
      cumulative
      effect of
      change in
      accounting
      principle          4,060    (4,240)     (6,449)    (9,330)     6,264
     Cumulative
      effect of
      change in
      accounting
      principle              -         -           -       (649)        -
     Income tax
      expense
      (benefit)          1,312    (1,713)     (2,388)    (3,724)     2,050
     Net earnings
      (loss)             2,748    (2,527)     (4,061)    (6,255)     4,214
   Common stock:
     Number of
      shareholders         568       613         633        632        651
     Weighted average
      shares
      outstanding    1,945,997 1,957,163   1,957,176  1,959,467  1,977,538
     Earnings (loss)
      per share          $1.41    ($1.29)     ($2.07)    ($3.19)     $2.13
     Cash dividends
      declared per
      share              $0.10         -       $0.20      $0.80      $0.66
     Book value per
      share             $11.04     $9.77      $11.06     $13.34     $17.38
   Financial position
    (in thousands):
     Working capital   $10,459   ($1,276)       $836    $ 4,310    $14,219
     Capital
      expenditures       2,705     1,654       1,808     11,078      6,653
     Total assets       52,578    54,382      59,046     75,972     58,073
     Long-term debt     17,236    10,651      10,762     18,870      6,975
     Shareholders'
      equity            21,443    19,120      21,650     26,097     34,226

   PART I

   Item 1.  Business

   Badger Paper Mills, Inc. (the Company) was incorporated under the laws of the State of Wisconsin in 1929. It has been producing sulphite pulp and paper for over 65 years. The industry segment in which the Company operates is in the production of paper products. The Company operates Plas-Techs, Inc., (Plas-Techs) a wholly-owned subsidiary in Oconto Falls, Wisconsin.

   Products and Distribution

   The Company operates an integrated sulphite pulp mill and a paper mill, consisting of two paper machines located in Peshtigo, Wisconsin. Converting facilities contiguous to the papermaking facilities include sheeting, trimming, sealing, packaging, perforating, printing presses, rewinders, waxers, paper drilling and die-cutting equipment. The Company also has a printing and converting operation in Oconto Falls, Wisconsin.

   In 1995, the pulp mill produced 35,198 tons of bleached sulphite, of which the Peshtigo mill consumed 78 per cent; and the remaining 22 per cent was sold on the open market.

   The fine paper division of the Company represented 77 per cent of the paper produced by the Company in 1995, and more than 64 per cent of the Company's 1995 revenue. This portion of the Company's business consists of papers manufactured on the Fourdrinier paper machine in Peshtigo. Fine paper grades are produced utilizing virgin pulp from the Company's pulp mill and purchased on the open market, and/or pre and post consumer recycled fibers. These paper grades include bond, mimeograph, duplicating, electrostatic copier, text and cover, and technical and specialty papers. The Company sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka/R/, Copyrite/R/, BPM, ENVIROGRAPHIC/R/, and Northern Brights/TM/. These products are sold primarily through paper merchants and brokers who in turn sell to other value-adding entities or direct to the consumer. A portion of the product is sold directly to third party value-added converters. Although consumers of the Company's fine paper products are located primarily throughout the Midwest, purchasers of the Company's products can be found in principal cities from coast to coast in North America.

   The MG specialty and packaging papers division represented 30 per cent of the Company's 1995 revenue, and 23 per cent of the paper manufactured by the Company's two paper machines in 1995. In addition, paper is purchased from other manufacturers to supplement the Company's production capacity in order to increase utilization of the converting facilities. These products, which include papers manufactured on the Company's Yankee paper machine, consist of converted plain or printed waxed papers, laminating grades, machine-glazed, colors and various other specialty papers. These products are sold to manufacturers, consumers and converters throughout the Eastern and Central United States by commissioned brokers and by the Company's own sales personnel.

   In August, 1994, the Company sold its SHARPrint/TM/ computer paper product line, which included converting equipment, finished goods inventory and certain intangibles including the trademark, "SHARPrint/TM/."

   The Company's subsidiary, Plas-Techs, Inc., a printing and converting facility, compliments the Company's customer base. Plas-Techs is capable of processing various substrates of film and paper, enhancing the capabilities and flexibility of both the Company's printing paper operations and its flexible packaging paper operations, resulting in an expanded business growth for both. This facility also has rewinding and poly bagmaking equipment.

   In December, 1993, the Company disposed of its Dayton Division. The division was originally purchased in 1992 for the purpose of augmenting innovated free-sheet production capacity and providing the Company with the ability to offer a greater variety of value-added products to the marketplace. Weak overall market activity and lack of support for additional capacity in the market segment served by this division prompted the sale of this facility.

   Competition

   The paper products manufactured are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Price, volume, service and product quality influence competition.

   The Company's production of fine papers from the Fourdrinier paper machine represents less than one percent of the production capacity in the United States. Competition for these papers comes from other specialty mills in North America and imports from other countries. Competition for MG specialty and packaging papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as the Company, while others have greater capacity. Backlogs are maintained by offering quality products, prompt service, technical assistance, and a research and development program, making new products available to meet customer product design specifications.

   Inventories; raw materials

   The principal raw material used in pulp production is poplar pulpwood. This is purchased directly from pulpwood producers within 150 miles of the mill. Sulphite pulp manufactured from the pulpwood provided approximately 40 per cent of the fiber requirements for the paper machines in 1995. The purchase of hardwood and softwood kraft pulp, along with pre-consumer and post-consumer recycled fibers, makes up the balance of the fiber requirements.

   Other raw materials are purchased directly from the manufacturers. The Company has at least two sources of supply for major items. Shortages of purchased pulp, pulpwood and certain chemicals (including petrochemicals) would have an adverse effect on product and/or product mix. Although the price of purchased fiber has increased substantially in 1995, the increase was not accompanied by shortages.

   In-process and finished goods inventory at the end of 1995 was equivalent to approximately 35 days of production on the paper machines.

   Energy

   The Company is a large user of electricity and natural gas. An on-site 2,000 kilowatt electrical co-generation system has the capability of producing approximately 15 per cent of the Company's current electrical requirements. The balance of the Company's electrical requirements are purchased from local public or municipal cooperative utilities. The Company's heat requirements come from two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler. Natural gas is purchased from various sources in the United States and Canada. The sources of natural gas, fuel oil and electricity are adequate to meet the needs of the Company.

   Patents

   The Company owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

   Research and development

   A technical staff researches and develops new products. Expertise of outside consultants is also utilized from time to time. The amounts spent on product research and development activities were $300,000 in 1995, $200,000 in 1994, and $226,000 in 1993. The expenditures were focused primarily in Peshtigo on research and development of new products for flexible packaging and specialty printing papers.

   Backlog

   As of December 31, 1995, the Company's backlog of orders was approximately $2,900,000, as compared to $10,500,000 and $3,200,000 at December 31, 1994 and 1993 respectively. Rising prices at the end of 1994 fueled the backlog, as customers anticipated further price increases. Conversly, as prices were falling rapidly at the end of 1995, customers delayed order commitments.

   Customers

   Sales to Alco Standard Corporation represented over 10 percent of the Company's net sales, or $10,732,000 in 1995. In 1994 and 1993, there were no customers which represented over 10 percent of the Company's net sales.

   Environmental matters

   Environmental regulations relating to air emissions, water discharges, and solid waste disposal continue to have a significant effect on the Company. The Environmental Protection Agency has indicated that they intend to have promulgated the "cluster rules" for the Company's category, "Paper Grade Sulphite", before Labor Day, 1996. Once these rules have been finalized, a compliance time line of three years will become effective, and the Company will be able to assess total impact on its operation.

   Management believes the new "Proposed" regulations that will affect ammonia-based sulphite pulping facilities have been modified from their original form. It is expected that the modified proposed regulations will require the Company to change its bleaching sequence to eliminate elemental chlorine. This requirement could mean the installation of another primary delignification process such as chlorine dioxide or oxygen. Over the years, the Company has gathered data on the acceptability of alternative methods of bleaching. If these indications are true, the use of chlorine dioxide becomes a very good possibility for modification to the first stage of bleaching. The Company, however, will still be faced with the replacement of the sodium hypochlorite which is used in our third bleaching stage. This replacement is dictated by the chloroform emissions regulations that are in effect. Modifications to this system could allow for the use of hydrogen peroxide.

   The Wisconsin Department of Natural Resources (WDNR) has not acted on the Title V Air Operating Permit application that was submitted in 1994. The Company will continue to evaluate changes and modifications based on the emissions factors as they are developed for the sulphite industry, and submit additional information to the WDNR as appropriate. The Company anticipates that sometime during 1996, the Department will start to review the applications for the Title V Air Operating permit. The Company discontinued use of the paper mill settling basins for effluent treatment in 1995. All effluents from paper manufacturing operations are now combined with the pulp mill's discharge and directed to the Joint Industrial Municipal Wastewater Treatment (JWWTP) facility jointly owned with the City of Peshtigo, Wisconsin, and operated by the Company. The additional loading to the JWWTP required the rebuilding of the underwater mechanisms and the installation of a baffle system in each of the three final clarifiers. These changes, along with the installation of a settling polymer system, allowed the system to handle the increased loading and still meet the effluent limits for the facility.

   Federal and state regulations require that a treatment facility have sufficient biological sludge storage for 180 days for storage of sludge when the ground is frozen and land spreading operations are suspended. The Company has negotiated an alternative approach to sludge storage with the City of Oconto, Wisconsin. The City of Oconto has installed extra sludge handling and storage capacity at its municipal disposal facility. The Company signed an agreement with the City of Oconto for the winter of 1995-1996 to provide sludge storage for the Company. This program is in lieu of installing the required 180 day storage equipment at the JWWTP facility.

   With the combination of the paper mill and pulp mill effluents now being directed to the JWWTP, it was necessary to submit a closure plan for the paper mill lagoon system to the WDNR. On December 8, 1995, the WDNR approved the plan submitted by the Company. This closure will be completed by December 31, 1996. In regard to the Harbor Road solid waste disposal site, the Company is waiting for the WDNR to approve the closure plan for this facility. The site has been rough graded and is now ready for application of the final venting layer and cover. With the closure of the paper mill lagoon system during the summer of 1996, the sludge will be removed from the last basin and will be combined with bark from the pulp mill to form the compost for the final cover. The WDNR is aware of the conditions at the solid waste disposal site, and it is anticipated that they will respond to our final closure plan in 1996.

   The Storm Water Pollution Prevention Plan for the Company was submitted to and accepted by the WDNR. During 1996, the Company will establish procedures and train employees in the implementation of this requirement. The Company does not anticipate any problems in complying with this regulation.

   Management is currently evaluating all practical options with respect to compliance with applicable environmental regulations at the Company's sulphite pulping facilty.

   Plas-Techs

   On October 31, 1995, Plas-Techs received an Air Pollution Control operating permit. The type of permit that was received is a Synthetic Minor Non-Part 70 which will allow Plas-Techs to grow and expand production within the limits established in the operating permit. This operating permit expires on October 31, the year 2000, and Plas-Techs does not anticipate any problems meeting all of the requirements as established in the permit.

   Employees

   As of December 31, 1995, the Company had 439 employees, of which 353 were covered by six-year collective bargaining contracts effective June 1, 1995.

   Item 2.  Properties

   The Company considers its manufacturing and converting facilities to be in good repair and suitable for the purpose intended.

   In 1995, capital improvements included the installation of new combustion controls for the dual-fired boilers. The wastewater treatment facility had an upgrade to the disinfection/dechlorination system, as well as a rebuild of the clarifiers underwater mechanisms, and installation of a baffle system.

   Other capital outlays were used to maintain or improve the current manufacturing processes.

   The Company owns 15,600 acres of timber and pulpwood lands, where harvesting practices provide improved wildlife habitat and watershed protection. The majority of the lands are accessible to the general public for sporting and recreational facilities. Part of these timberlands are no longer compatible with the Company's current fiber requirements. They now provide less than 1 percent of the Company's annual wood requirements since the Company converted its pulp mill to 100 percent poplar for its pulpwood source. In September, 1995, the Company offered to sell 14,000 acres of timberland, representing 85 percent of the total land holdings and is currently negotiating the sale of such timberland with various parties whose bids for portions of such timberland have been accepted by the Company. The sale of the timberland is expected to be consummated prior to May 1, 1996.

   The Company's headquarters and principal facilities are located in Peshtigo, Wisconsin. Its subsidiary, Plas-Techs, Inc., is located in Oconto Falls, Wisconsin.

   Item 3.  Legal Proceedings

   The Company has no pending legal proceedings which are of material importance.

   Item 4.  Submission of matters to a vote of security holders

   No such matters were submitted to a vote of security holders in the fourth quarter, 1995.

   PART II

   Item 5. Market for the registrant's common stock and related security holder matters

   Badger Paper Mills, Inc. common shares are traded on the NASDAQ market under the symbol BPMI. Shareholders of record as of February 26, 1996, total 562. Stock price and dividend information is found on page 34 of this report, which is incorporated herein by reference.

   Item 6.  Selected financial data

   Information regarding selected financial data of the Company is presented on page 2 of this report.

   Item 7. Management's discussion and analysis of financial condition and results of operations

                              Results of Operations

   The year 1995 may be best described as a strong starter but a slow finisher. The fine paper division of our business saw its markets rise and fall in 1995. The demand for product remained strong through the first three quarters, at which time customers started to adjust inventories which slowed orders. The corresponding softening in prices reinforced the customers' decision to reduce inventory levels. Significant downtime by the industry failed to correct the oversupply at the mill level, which continued to erode prices through year end.

   Significant inroads were made in securing specialty color business that is less sensitive to market fluctuations. The development of the seven-point reply copy grade was a significant portion of the new product production that showed excellent efficiency and runnability in the marketplace. The Company entered into an agreement to do additional customer roll sheeting for improved utilization of converting equipment as product mix was controlled to manufacture more rolls. This agreement was successfully processed through 1995 and continues into 1996.

   The sale of all paper product inventory from the Company's former Dayton division was completed through a trade credit arrangement in the fourth quarter of 1995. Revenue recognition from this sale will be recognized as trade credits are used over the next three years.

   Similar to the fine paper division, demand for value-added packaging and specialty papers produced by the Company's Yankee paper machine remained strong for the first three quarters of 1995, but weakened in the fourth quarter and into 1996. The MG specialty and packaging papers division kept pace with the rising costs of raw materials by instituting positive price adjustments for flexible packaging papers.

   The Company's printing, waxing and specialty converting remains the backbone to the MG specialty and packaging papers division. Threatened by various substrates being offered to the packaging industry, the Company's ability to use its strong technical expertise to design custom-made products allows it to be competitive in the marketplace. Th Company is continually developing new applications and products that can fill limited product losses experienced each year.

   Because of interest from current and prospective customers, the Company's Board of Directors approved plans for the Peshtigo operations to pursue ISO certification. ISO certification is looked upon in the industry as a major asset. This certification effort assures customers that the Company is committed to offer quality products to a global market well into the next century. Badger's quality policy is Badger Paper Mills, Inc. will continually meet our customer's needs in a responsible manner.

   The Company's wholly-owned subsidiary, Plas-Techs, Inc., doubled the physical size of its existing facility. Construction of the project began during the first quarter, 1995, and was completed late in the second quarter, 1995. Plas-Techs, Inc. business has continually increased in excess of 30 percent annually since acquisition, and had outgrown its original physical dimensions. Additional equipment to support production demands was installed, existing equipment was relocated to provide for improved throughput, and off-site inventory was relocated to the facility.

                                  1995 vs. 1994

   Net sales for 1995 of $92,648,000 compared to $73,674,000 reported a year earlier, a 26 percent increase. The volume of shipments decreased by 6 percent while the strong market conditions fueled a 34 percent increase in average selling price. The cut size paper market was extremely strong through the first three quarters of 1995, but slowed in the fourth quarter. During 1995, the sale to unaffiliated customers of wet lap sulphite pulp produced in the pulp mill increased by $3,607,000 to $4,734,000 in 1995 from $1,127,000 in 1994. This was a result of both increased pricing and increased shipments.

   Cost of sales of $83,890,000 for 1995 increased 15 percent from $72,949,000 for 1994. Production from operations remained constant from 1995 to 1994. Fiber pricing continued its upward trend with strong demand through the first half of 1995. Pulp prices have risen more than 140 percent over a period of sixteen months. The additional cost relating to pulp was in excess of $13,000,000.

   Gross margins for 1995 of $8,758,000 compare to $725,000 a year earlier, and reflect the positive impact of rising paper prices to offset the increased pulp prices.

   Selling and administrative expenses totaled $3,852,000 and $3,872,000 for 1995 and 1994, respectively.

   Changes instituted in our manufacturing and converting facilities have resulted in increasing operating efficiencies and reducing production costs. The operating results include a charge in the amount of $504,000 taken as a result of the expense incurred from the voluntary early retirement incentive package offered to hourly workers in the first quarter, 1995. This program allowed the Company to reduce the overstaffing brought about by changes implemented in the manufacturing process during 1994.

   The Company recognized an unrealized holding gain on trading securities of $549,000 in 1995 compared to an $846,000 unrealized holding loss in 1994. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations in accordance with FASB No. 115.

   Interest expense for 1995 decreased $10,000 to $1,305,000 from $1,315,000 reported in 1994. The reduction in short-term borrowings in 1995 was offset by rising interest rates. The Company's subsidiary, Plas-Techs, Inc., contributed approximately 3.2 percent to the consolidated revenue of the Company and was profitable for 1995.

   The Company's effective tax rate was 32.3 percent in 1995 compared to a tax benefit of 40.4 percent in 1994. The 1994 tax benefit results from operating losses and exceeds the statutory rates due to research and development credits, and tax-exempt interest. Offsetting the 1994 tax benefits were state income taxes and other tax-affected items.

                                  1994 vs. 1993

   The comparisons between 1994 and 1993 are substantially affected by the closure of the Company's Dayton Division. On August 3, 1993, the Company announced that it would close its facility in Dayton, Ohio, and that a conditional agreement had been signed to sell the assets of the Dayton Division to an acquisition arm of Crosse Pointe Paper Corporation, St. Paul, Minnesota. In the second quarter, 1993, the Company took a pre-tax restructuring charge of $3,400,000 to reflect the estimated loss on the sale of the Dayton Division based on an anticipated October 4, 1993, closing. A delay in the closing until December 30, 1993, resulted in additional costs incurred of $450,000, which amount was added to the restructuring provision. The restructuring charge totaled $3,850,000, and related primarily to operating losses at the Dayton Division prior to the actual disposal date and a write down of certain inventories to net realizable value, offset by the gain on the sale of the property, plant and equipment. The reserve for restructuring of $59,000 at December 31, 1994, was adequate to meet the remaining commitments related to the Dayton Division.

   Net sales for 1994 of $73,674,000 compared to $76,567,000 reported in 1993, a 4 percent decrease. The Dayton Division contributed $4,670,000 to net sales in 1993. Volume of shipments from operations other than Dayton decreased 3 percent while product mix and positive pricing adjustments improved average selling price by 4 percent compared to a year earlier. Weak demand in the domestic uncoated free sheet market reversed during the third quarter of 1994; however, the Company's order commitments hindered its ability to affect price increases intended to offset raw material costs and reflect the demand. Uncoated free sheet inventories increased into the third quarter of 1994 as production exceeded sales. Increased order activity for uncoated free sheet papers beginning in the third quarter of 1994 increased volume of shipments for the balance of the year, resulting in a 63 percent reduction of work in process and finished goods inventory to $3,286,000 at December 31, 1994 from $5,222,000 a year earlier. During 1994, the Company increased the sale of wet lap sulphite pulp produced in the pulp mill. Rising prices and increased demand for pulp fibers provided the opportunity for the Company to market its sulphite pulp. Shipments of sulphite pulp during 1994 were in excess of its internal needs in the papermaking process.

   Cost of sales of $72,949,000 for 1994 decreased 2 percent from $74,272,000 for 1993. Dayton Division contributed $5,591,700 to cost of sales for the 1993 period. Production from operations other than Dayton in 1994 decreased 3 percent from a year earlier due to lower net productivity. Increased cost of pulpwood, purchased fiber and chemicals used in the pulp and paper processes, and increased operating and maintenance expenses incurred, adversely affected cost of sales. A 10% reduction in the cost of energy partially offset the other increases in cost. The cost of the Company's largest raw material ingredient, purchased fiber, increased 90 percent between December, 1993 and December, 1994, and continued to increase into 1995. The Company was unable to fully recover the rapidly escalating cost of this major raw material ingredient.

   Gross margins for 1994 of $725,000 compare to $2,295,000 a year earlier, and reflect the negative impact of rising purchased fiber costs.

   Selling and administrative expenses total $3,872,000 and $4,715,000 for 1994 and 1993, respectively. The decrease in 1994 when compared to a year earlier is primarily attributable to the exclusion of the Dayton Division expenses after June 1, 1993. The Dayton Division contributed $633,000 to selling and administrative expenses in 1993.

   Operating losses for the year improved to $3,147,000 from a year earlier loss of $6,270,000. However, the 1993 operating loss included the Dayton Division restructuring costs in the amount of $3,850,000.

   Other income and expense includes interest income of $425,000 for 1994 compared to $517,000 reported a year earlier. The decrease in interest income is due to lower availability of funds invested during 1994 compared to a year earlier.

   Interest expense for 1994 increased $340,000 to $1,315,000 from $975,000 reported in 1993. The escalation in interest rates adversely affected the cost of borrowing, particularly on the Company's outstanding line of credit, as well as on the outstanding debt related to the Company's industrial development revenue bonds. On January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB No. 115). The Company recognized an unrealized holding loss on trading securities of $846,000 for 1994 in accordance with FASB No. 115. At December 31, 1993, the cost of these trading securities approximated market value. Miscellaneous income for 1994 of $643,000 compares to $279,000 a year earlier. The 1994 amount includes the value received in excess of book value on the disposition of the SHARPrint/TM/ portion of the business.

   The Company's effective tax benefit was 40.4 percent in 1994 compared to
   37.0 percent in 1993. The 1994 tax benefit results from operating losses and exceeds the statutory rates due to operating losses, research and development credit, and tax-exempt interest. Offsetting the 1994 tax benefits were state income taxes and other tax-affected items.

   The Company's subsidiary, Plas-Techs, Inc., located in Oconto Falls, Wisconsin, contributed approximately 3.5 percent to the consolidated revenue of the Company and was profitable for 1994.

                         Liquidity and Capital Resources

   Capital Expenditures

   Capital expenditures were $2,705,000 in 1995 compared to $1,654,000 for 1994 and $1,808,000 for 1993. Depreciation and depletion in 1995 totaled $3,224,000, and compares to $3,323,000 and $3,723,000 reported in 1994 and
   1993, respectively.

   During 1995, capital expenditures included installation of new combustion controls for the dual-fired boilers. The waste water treatment facility disinfection/dechlorination system was upgraded, as well as a rebuild of the clarifiers underwater mechanisms, and installation of a baffle system. Plas-Techs doubled its existing physical facility with a building addition to accommodate increased business activity and its new duplex rewinder that was installed.

   The capital projects for 1996 are expected to approximate $6,670,000. The Company's 1996 projects are directed toward the upgrading and improvement of existing manufacturing and converting facilities, and will include approximately $500,000 to maintain the integrity and reliability of the Company's electrical system. The Company has begun the process of acquiring a metering size press for the Fourdrinier machine, which will expand the capabilities of such machine with respect to specialty-coated lightweight papers. The new size press will allow coating to be applied onto one or both sides of the sheet simultaneously, giving the Company capabilities to infiltrate new markets. The total cost of this project is estimated to be approximately $3,800,000 over the next two years.

   Capital Resources

   During 1995, the Company renegotiated a revolving credit agreement, reducing the credit line from $14,250,000 to $13,000,000, and reducing or eliminating certain financial covenants. The renegotiated agreement expires April 30, 1998. The agreement requires the Company to meet certain covenants, including the maintenance of tangible net worth of not less than $19,000,000 from the date of the agreement through November, 1995, and then not less than $20,000,000 from December, 1995 through November, 1996. Tangible net worth shall then be maintained at not less than $21,500,000 from December, 1996 through November, 1997, and from December 1997 thereafter shall not be less than $23,000,000. In addition, the Company must maintain a current ratio of not less than 1.90:1.
   Certain other covenants limit dividend and certain other restricted payments to amounts which do not result in a default and, after giving effect to any such payments, the aggregate amount of such payments commencing January 1, 1995 and thereafter cannot exceed 33 percent of the net income so accumulated from January 1, 1995. At December 31, 1995, the Company was in compliance with the renegotiated agreement.

   At December 31, 1995, $8,000,000 was outstanding under the revolving credit agreement referenced above, a $4,000,000 reduction from the amount of such borrowings at December 31, 1994. On May 1, 1995, the Company redeemed $1,300,000 of the $4,000,000 aggregate principal amount of outstanding City of Oconto Falls, Wisconsin Variable Rate Demand Limited Obligate Industrial Revenue Funding Bonds Series 1992 (Plas-Techs, Inc. Project). The Company utilized surplus bond proceeds not needed to pay or reimburse project costs to reduce an equal amount of outstanding bonds. The remaining portion of the Restricted Fund from Industrial Revenue Bonds was used to reimburse qualified project costs.

   In September, 1995, the Company issued notice of a proposed timberland sale of approximately 85 percent of the timberlands owned by the Company. The Company had determined that the timberlands no longer were compatible with the fiber requirements of the Company's pulpmaking facility. Bids were accepted through December 29, 1995, and on February 29, 1996, successful bidders were notified. The Company expects the sales transaction to be completed prior to May 1, 1996. The after-tax gain on sale of the timberlands is estimated at $2.00 per share on currently outstanding shares of the Company's common stock.

   Cash Flows

   Cash provided from operations was $6,586,000 in 1995 and $3,235,000 in 1994. The improved cash flow is attributable to the increased income generated, and $1,174,000 of net proceeds from sales of marketable securities. Cash used in investing activities was $1,290,000 in 1995, compared to $817,000 in 1994, as a result of the increased capital additions during the year, offset by the utilization of the restricted funds from Industrial Development Revenue Bonds.

   Cash used in financing activities in 1995 was $5,836,000 compared to $2,108,000 in 1994. The 1995 amount included reduction in the amounts under the revolving credit agreements in the amount of $4,000,000, and the payment of $1,411,000 in long-term debt.



   Item 8.  Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS



   To the Stockholders and
      Board of Directors
   Badger Paper Mills, Inc.
   Peshtigo, Wisconsin

   We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities in 1994.



                                                   COOPERS & LYBRAND, L.L.P.

   Milwaukee, Wisconsin
   February 5, 1996

     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                            December 31, 1995 and 1994
                              (dollars in thousands)

    ASSETS                                          1995            1994
    Current assets:
      Cash and cash equivalents                    $  835         $ 1,375
      Marketable securities                         3,138           3,397
      Accounts receivable, net                      6,955           6,771
      Deferred income taxes                         1,059           1,176
      Inventories                                   7,314           6,319
      Refundable income taxes                         173             299
      Prepaid expenses and other                      560             192
                                                   ------          ------
         Total current assets                      20,034          19,529

    Property, plant, equipment and
     timberland, net                               30,340          30,894
    Restricted funds from Industrial
     Development Revenue Bonds                         34           1,974
    Other assets                                    2,170           1,985
                                                   ------         -------
         Total assets                             $52,578         $54,382
                                                   ======          ======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Revolving credit notes payable              $    --         $12,000
      Current portion of long-term debt               115             111
      Accounts payable                              5,823           5,111
      Accrued liabilities                           3,637           3,583
                                                  -------         -------
         Total current liabilities                  9,575          20,805

    Long-term debt                                 17,236          10,651
    Deferred income taxes                           2,604           2,218
    Other liabilities                               1,720           1,588

    Contingencies (Note 10)
    Shareholders' equity:
      Common stock, no par value; 4,000,000
        shares authorized, 2,160,000 shares
        issued                                      2,700           2,700
      Additional paid-in capital                      168             168
      Retained earnings                            20,633          18,080
      Treasury stock, at cost, 217,670 and
        203,170 shares in 1995 and 1994,
        respectively                               (2,058)         (1,828)
                                                   ------          ------
         Total shareholders' equity                21,443          19,120
                                                  -------         -------
         Total liabilities and shareholders'
           equity                                 $52,578         $54,382
                                                   ======          ======

    The accompanying notes are an integral part of these consolidated financial statements.

     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the years December 31, 1995, 1994 and 1993
                  (dollars in thousands, except per share data)


                                       1995           1994           1993

    Net sales                         $92,648       $73,674        $76,567
    Cost of sales                      83,890        72,949         74,272
                                      -------       -------        -------
         Gross margin                   8,758           725          2,295

    Selling and administrative
     expenses                           3,852         3,872          4,715
    Early retirement expense              504            --             --
    Restructuring provision                --            --          3,850
                                      -------       -------        -------
         Operating Income (loss)        4,402        (3,147)        (6,270)
                                      -------       -------        -------
    Other income (expense):
      Interest and dividend
        income                            375           425            517
      Interest expense                 (1,305)       (1,315)          (975)
      Unrealized holding gain
        (loss) on trading
        securities                        549          (846)            --
      Miscellaneous, net                   39           643            279
                                      -------       -------        -------
                                         (342)       (1,093)          (179)
                                      -------       -------        -------
    Income (loss) before income
     taxes                              4,060        (4,240)        (6,449)
    Provision (benefit) for
     income taxes                       1,312        (1,713)        (2,388)
                                      -------       -------        -------
         Net income (loss)            $ 2,748       $(2,527)       $(4,061)
                                       ======       =======         ======
         Net earnings (loss) per
         share                          $1.41        $(1.29)        $(2.07)
                                        =====         =====          =====

    The accompanying notes are an integral part of these consolidated financial statements.

     BADGER PAPER MILLS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
               for the years ended December 31, 1995, 1994 and 1993
                              (dollars in thousands)


                                          1995         1994          1993
    Common stock:
      Balance, December 31             $ 2,700      $ 2,700       $ 2,700
                                        ------       ------        ------
    Additional paid-in capital
      Balance, December 31                 168          168           168
                                        ------       ------        ------
    Retained earnings:
      Balance, January 1                18,080       20,607        25,060
      Net income (loss)                  2,748       (2,527)       (4,061)
      Cash dividends of $.10 and
        $.20 in 1995 and 1993,
        respectively                      (195)          --          (392)
                                        ------       ------        ------
    Balance, December 31                20,633       18,080        20,607
                                        ------       ------        ------
    Treasury stock:
      Balance, January 1                (1,828)      (1,825)       (1,831)
      Acquired during the year
        (15,000 and 500 shares in
        1995 and 1994,
        respectively)                     (233)          (3)           --
      Issued during the year (500
        and 1,000 shares in 1995
        and 1993, respectively)              3           --             6
                                       -------      -------       -------
         Balance, December 31           (2,058)      (1,828)       (1,825)
                                       -------      -------       -------
    Shareholders' equity:
      Balance, December 31             $21,443      $19,120       $21,650
                                       =======      =======       =======

    The accompanying notes are an integral part of these consolidated financial statements.

     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1995, 1994 and 1993
                              (dollars in thousands)

                                            1995         1994         1993
    Cash flows from operating
     activities
      Net income (loss)                   $2,748     $(2,527)     $(4,061)
      Adjustments to reconcile to net
        cash provided by operating
        activities:
         Depreciation and depletion        3,224       3,323        3,723
         Deferred income taxes               503      (1,537)      (1,334)
         Net proceeds from sales of
          marketable securities,
           trading                         1,174         320           --
         Unrealized holding (gain) loss
           on marketable securities,
           trading                          (549)        846           --
         Realized loss (gain) on sale
           of marketable securities          159          --         (190)
         Gain on sale of property,
           plant and equipment                --        (460)        (505)
         Changes in assets and
           liabilities:
           Accounts receivable, net         (184)       (663)        (655)
           Inventories                      (995)      2,514        3,505
           Accounts payable and accrued
             liabilities                     801       1,269         (845)
           Refundable income taxes           126         557        1,960
           Other                            (421)       (407)         313
                                          ------      ------       ------
         Net cash provided by operating
           activities                      6,586       3,235        1,911
                                          ------      ------       ------
    Cash flows from investing
     activities:
      Additions to property, plant and
       equipment                          (2,705)     (1,654)      (1,808)
      Proceeds from sale of property,
       plant and equipment (related to
       Dayton Division in 1993)               --         750        4,000
      Purchases of marketable
       securities                           (870)         --       (4,024)
      Proceeds from sale of marketable
       securities                            345          --        5,910
      Restricted funds from Industrial
       Development Revenue Bond            1,940          87        4,579
                                          ------      ------      -------
         Net cash (used in) provided by
           investing activities           (1,290)       (817)       8,657
                                          ------      ------      -------
    Cash flows from financing
     activities:
      Payments on long-term debt          (1,411)       (108)      (8,105)
      Payments on revolving notes
       payable                            (4,000)     (2,000)      (2,250)
      Dividends paid                        (195)         --         (392)
    Acquisition of treasury stock, net      (230)         --           --
                                          ------      ------      -------
         Net cash used in financing
           activities                     (5,836)     (2,108)     (10,747)
                                          ------      ------      -------
    Net (decrease) increase in cash and
     cash equivalents                       (540)        310         (179)

    Cash and cash equivalents:
      Beginning of year                    1,375       1,065        1,244
                                          ------      ------      -------
      End of year                         $  835      $1,375      $ 1,065
                                           =====       =====       ======

    The accompanying notes are an integral part of these consolidated financial statements.

     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.     Summary of Significant Accounting Principles:

     Badger Paper Mills, Inc. and Subsidiary (the Company) operates in one industry segment which is the production of paper products. The following is a summary of significant accounting policies.

     a. Consolidation Principles: The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     b. Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located in the Midwestern region of the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

     c. Estimates: Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     d. Cash Equivalents: For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     e. Marketable Securities: In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified the majority of its investments as a trading portfolio at December 31, 1995 and 1994. The portfolio consists of debt and equity securities. This statement requires that trading portfolio marketable securities be reported at fair value, with unrealized gains and losses included in earnings. The remaining investments are classified as available for sale. This statement requires that available for sale portfolio marketable securities be reported at fair value, with unrealized gains and losses included as a component of equity.

     f. Receivables: Accounts receivable are stated net of an allowance for discounts and doubtful accounts of $190,000 and $286,000 at December 31, 1995 and 1994, respectively.

     g. Inventories: Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (LIFO) basis.

     h. Property, Plant, Equipment and Timberland: These assets are stated at cost, less depreciation and depletion. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets, and depletion on timberland is determined on the cost method.

     i. Income Taxes: Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     j. Revenue Recognition: Revenue is recognized by the Company when goods are shipped.

     k. Research and Product Development Costs: Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $300,000, $200,000 and $226,000, for 1995, 1994 and 1993,
          respectively, and are included in cost of sales.

     l. Net Earnings Per Share: Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,953,868 shares, 1,957,163 shares and 1,957,176 shares in 1995, 1994 and 1993, respectively).

     m. Restructuring: During 1993, the Company recorded a restructuring charge of $3,850,000 which related to the disposition of its Dayton division. The restructuring charge related primarily to operating losses the plant incurred prior to the actual disposal date, and the writedown of certain inventories to net realizable value, offset by the gain on the sale of property, plant and equipment.

     n. Early Retirement: During 1995, the Company recorded a charge of $504,000 in connection with a voluntary early retirement incentive package offered to certain employees.

     o. Reclassifications: Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

   2.     Inventories:

     The major classes of inventories at December 31, 1995 and 1994 are as follows (in thousands):

                                      1995           1994

                  Raw materials      $3,483         $3,033
                  Work-in-process     3,831          3,286
                                      -----          -----
                                     $7,314         $6,319
                                      =====          =====

     The current cost of inventories valued on the LIFO cost method approximated $12,709,000 and $11,799,000 at December 31, 1995 and 1994,
     respectively. It is not practical to separate finished stock and work-in-process inventories.

   3.     Property, Plant, Equipment, and Timberland:

     The major classes of property, plant, equipment and timberland at December 31, 1995 and 1994 are as follows (in thousands):


                                  1995         1994
   Land                        $    117      $    117
   Buildings                      7,440         6,970
   Machinery, equipment and
    railroad siding              67,925        66,081
   Timberland                       533           533
   Construction-in-progress         480           152
                                 ------        ------
                                 76,495        73,853
   Accumulated depreciation
    and depletion                46,155        42,959
                                 ------        ------
                                $30,340       $30,894
                                 ======        ======

     At December 31, 1995 and 1994, $21,810,000 and $21,201,000,
     respectively, of fully depreciated assets were still in use.

   4.     Accrued Liabilities:

     Accrued liabilities at December 31, 1995 and 1994 are as follows (in thousands):


                                  1995        1994
   Compensation and related
    taxes                       $2,232        $2,117
   Profit sharing                  668           679
   Other                           737           787
                                 -----         -----
                                $3,637        $3,583
                                 =====         =====

   5.     Debt:

     Long-term debt at December 31, 1995 and 1994 consists of the following (in thousands):

                                             1995          1994
            Revolving credit agreement     $ 8,000      $     -
            Industrial Development
             Revneue Bonds (IDRBs)           7,617          8,983
            Urban Development Action
             Grant                           1,734          1,779
                                           -------         ------
                                            17,351         10,762
            Current portion                    115            111
                                            ------         ------
                                           $17,236        $10,651
                                            ======         ======

     The Company's revolving credit facility provides for borrowings up to $13 million and extends to April 30, 1998. A commitment fee of 3/8% is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 1.5% (totaling 7.125% at December 31, 1995). Borrowings are collateralized by inventory, accounts receivable, marketable securities and certain property, plant and equipment.

     Interest on the IDRBs is payable monthly at floating rates determined by remarketing agents (5.2% at December 31, 1995) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. The average rate in 1995 for these bonds was 4.29%.

     The IDRBs are collateralized by bank letters of credit expiring in 1998. The Company pays annual fees at 1% of the amount available under the letters of credit. As amended in April 1995, the letters of credit require, among other items, the Company to maintain minimum tangible net worth of $20,000,000 through November 1996 ($21,500,000 from December 1996 through November 1997 and $23,000,000 thereafter) and a current ratio of 1.9 to 1.0 or greater. Additionally, dividends and treasury stock purchases are limited to 33% of the Company's cumulative net income from January 1, 1995.

     The Urban Development Action Grant is due in monthly installments of $15,437, including interest at an effective rate of approximately 6.5%, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment.

     Future maturities of long-term debt as of December 31, 1995, are as follows (in thousands):

                      Year ending December 31,
                                1996             $    115
                                1997                  119
                                1998                8,123
                                1999                  128
                                2000                1,627
                             Thereafter             7,239
                                                    -----
                                                  $17,351
                                                   ======

   6.     Income Taxes:

     The benefit for income taxes consists of the following (in thousands):

                                      1995        1994        1993
          Currently payable
           (refundable):
               Federal               $  800     $  (188)    $(1,063)
               State                      9          12           9
                                      -----      ------       -----
                                        809        (176)     (1,054)

          Deferred:
               Federal                  503      (1,538)     (1,268)
               State                      -           1         (66)
                                      -----      ------      ------
                                        503      (1,537)     (1,334)
                                      -----      ------      ------
                                     $1,312     $(1,713)    $(2,388)
                                      =====      ======      ======

     The significant differences between the effective tax rate and the statutory federal tax rates for 1995, 1994 and 1993 are as follows:

                                      1995       1994        1993
           Statutory Federal tax
            rate                     34.0%      (34.0)%      (34.0)%
               Tax-exempt interest   (1.3)       (1.1)        (1.1)
               State taxes            0.1         0.2         (0.5)
           Research & development
            credits, net              -          (6.4)         -
               Other                 (0.5)        0.9         (1.4)
                                     ----        ----         ----
               Effective tax rate    32.3%      (40.4)%      (37.0)%
                                     ====        ====         ====

     The components of the deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows (in thousands):

                                                 1995      1994
               Deferred tax assets:
                    Accounts receivable      $     51 $     86
                    Inventories                   287       62
                    Accrued expenses              657      919
                    Deferred compensation         174      193
                    Postretirement benefits       471      379
                    Unrealized loss on
                    securities                    110      313
                    Federal net operating loss
                    carryforwards                   -      481
                    Tax credit carryforward     2,774    2,620
                    State net operating loss
                    carryforwards                 441      572
                    State credit carryforwards  1,003      859
                         Valuation allowance   (1,079)  (1,094)
                                                -----    -----
                                                4,889    5,390
               Deferred tax liabilities:
                    Fixed assets                6,434    6,432
                                                -----    -----
                         Net liability         $1,545   $1,042
                                                =====    =====

     For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $672,000 and $2,102,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $11,136,000 and $1,519,000, respectively. Certain carryforwards expire at various times over the next 10-15 year period. For financial reporting purposes, a valuation allowance has been established to the extent the state carry-forwards may expire unused.

    7.    Employee Benefits:

     The Company has profit sharing plans covering substantially all employees. Contribution expenses associated with these plans were $668,000, $679,000 and $654,000 in 1995, 1994 and 1993, respectively.

    8.    Supplemental Cash Flow Information:

     At December 31, 1995, 1994 and 1993, accounts payable included $97,000, $132,000 and $111,000, respectively, for property and equipment additions.

     Cash paid (received) for interest and income taxes during 1995, 1994 and 1993, was as follows (in thousands):

                                   1995       1994        1993
              Interest            $1,406     $1,340      $2,059
              Income taxes           683       (733)     (3,014)

    9.    Major Customers:

     Sales to a customer, which represents over 10% of the Company's net sales, were $10,732,000 in 1995. In 1994 and 1993, there were no customers which represented over 10% of the Company's net sales.

   10.    Contingencies:

     The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment.

     The Company is subject to proposed United States Environmental Protection Agency cluster rules which combine the requirements of the Clean Air and Water Acts. These proposed rules mandate compliance by 1999 and may substantially alter the operations of the Company's sulphite pulp mill. Due to the evolving nature of these rules and the related uncertainty, the Company is currently unable to quantify the cost of compliance or the cost of alternative operating options.

     The Company is responsible for the closure of a solid waste landfill, estimated to occur in 1997. The Wisconsin Department of Natural Resources is presently considering the Company's proposed methods and materials to be used in closing the site. The range of the costs associated with this closure, depending upon the methods and materials used, is estimated to be $200,000 to $1,000,000. The Company is accruing the low end of the range over the remaining estimated life of the landfill.

     In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

   PART III


   Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

   No such disagreements have occurred.

   Item 10.  Directors and executive officers of the registrant


   (a)    Directors of the registrant

     The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.


   (b)    Executive officers of registrant

                                                         Period
                                                         Served In
   Name                      Age Office                  This Office

   Claude L. Van Hefty       57  President                1-1/3 Year
                                 Previously Vice
                                  President/Lignin
                                  Sales & Fiber
                                  Procurement             1-1/2 Year
                                 Previously Vice
                                  President,
                                  General Manager
                                  Dayton Division         1 Year
                                 Director of
                                  Purchasing             13-1/4 Years

   Ralph C. Kinzel           61  Vice President of
                                  Environmental Affairs
                                  and Technical
                                  Services                3-1/4 Years
                                 Previously Manager of
                                  Environmental Affairs
                                  and Technical
                                  Services               12-3/4 Years

   Miles L. Kresl, Jr.       56  Vice President/
                                  Administration          2-3/4 Years
                                 Secretary               16-1/4 Years
                                 Treasurer               14-3/4 Years

   Steven A. Spangenberg     37  Vice President/
                                  Fine Paper Sales
                                  and Advertising         3-1/4 Years
                                 Previously
                                  General Manager,
                                  Plas-Techs
                                  subsidiary              1-1/2 Years
                                 Previously Director
                                  of Marketing            4-1/4 Years

   Mark C. Neumann           36  Vice President/
                                   MG Sales                3/4 Year
                                 Director of Marketing    2-3/4 Years
                                 Sales Representative     7-1/2 Years


           Officers are elected to hold office until the next annual meeting of shareholders following the annual meeting of shareholders or until their successors are elected and qualified. There is no arrangement or understanding between any of the above officers or any other person pursuant to which such officer was selected for the office held. No family relationship of any kind exists between the officers.

   ITEM 11.  Executive compensation

           The information required by this Item is incorporated by reference from the information included under the captions "Executive Compensation", "Report of Compensation Committee on Annual Executive Management Compensation", and "Compensation Committee Interlocks and Insider Participation" set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

   Item 12.  Security ownership of certain beneficial owners and management

   (a)     Security ownership of certain beneficial owners
           The information required by this Item is incorporated by reference from the information included under the caption, "Stock Ownership of Certain Beneficial Owners and Management", set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

   (b)     Security ownership of management
           The information required by this Item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management," and "Election of Directors", set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

   Item 13.  Certain relationships and related transactions

           The information required by this Item is incorporated by reference from the information included under the caption, "Election of Directors", set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.

   PART IV

   Item 14.  Exhibits, financial statement schedules and reports on From 8-K

   (a)    (1)  List of financial statements:

          The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                  Pages

          Report of Independent Accountants  . . . . . . . . . . .  16
             Consolidated Balance Sheets,
               December 31, 1995 and 1994  . . . . . . . . . . . .  17
             Consolidated Statements of Operations
               for the years ended December 31, 1995, 1994
               and 1993. . . . . . . . . . . . . . . . . . . . . .  18
             Consolidated Statements of Changes in Shareholders'
               Equity for the years ended
               December 31, 1995, 1994 and 1993  . . . . . . . . .  19
             Consolidated Statements of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993  . . .  20
             Notes to Financial Statements . . . . . . . . . . . .  21

   (a)    (2)  List of financial schedules:

                  The following is a listing of data submitted herewith:

                                                                  Page

             Report of Independent Accountants on
                 Financial Statements Schedules  . . . . . . . . .  32
             Schedule for the years ended
                 December 31, 1995, 1994 and 1993:
                  II   Valuation and Qualifying
                           Accounts and Reserves . . . . . . . . .  33


   Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.


   (a)    (3)  Exhibits

           (2) Agreement for sale and purchase of assets of Dayton mill of Badger Paper Mills, Inc. by Dayton Paper Corporation dated August 3, 1993. (Incorporated by reference to Exhibit 2 to the Company's report on Form 10-Q for the quarter ended Sep-tember 30, 1993.)
           (3) (i) Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended, December 31, 1981)
               (ii) By-laws as amended through December 19, 1994 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)("1994 10-K").
           (4) (i) U. S. $18,000,000 Credit Agreement by and among Badger Paper Mills, Inc., NEW Riverview Holdings, Inc., Plas-Techs, Inc., and Harris Trust and Savings Bank, indi-vidually and as agent and PNC Bank, Ohio National Association dated as of June 30, 1993. (Incorporated by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended September 30, 1993).
               (ii)    Waiver and First Amendment thereto dated as of June
                       30, 1993 (Incorporated by reference to Exhibit 4(ii) to the 1994 10-K).
               (iii) Second Amendment thereto dated as of March 31, 1994 (Incorporated herein to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31,
                       1994).
               (iv) Third Amendment thereto dated August 31, 1994 (Incorporated by reference to Exhibit 4(iv) to the 1994 10-K).
               (v) Fourth Amendment thereto dated February 17, 1995 (In-corporated by reference to Exhibit 4(v) to the 1994 10-K).
               (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated herein to Exhibit 4 to the Company's Report on Form 10-Q for the quarter ended June 30,
                       1995).
          (10) Material Contracts:**
               (i) Stock Purchase Agreement dated February 1, 1993, be-tween the Company and Robert Strasburg. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31,
                       1992) ("1992 10-K").
               (ii) Supplemental Executive Retirement Plan dated December 18, 1992. (Incorporated by reference to Exhibit 10
                       (ii) to the 1992 10-K).
               (iii) Employment Agreement dated January 25, 1993, between the Company and Robert Strasburg. (Incorporated by reference to Exhibit 10 (iv) to the 1992 10-K).
               (iv) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Edwin A. Meyer, Jr. (Incorporated by reference to Exhibit 10(iv) to the Company's Report on Form 10-K for the year ended December 31, 1993) ("1993 10-K").
               (v) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Bennie C. Burish. (Incorporated by reference to Exhibit 10(v) to the 1993 10-K).
               (vi) Key Executive Employment and Severance Agreement dated August 1, 1994 between the Company and Robert Strasburg. (Incorporated by reference to Exhibit
                       10(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).
               (vii) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorpo-rated by reference to Exhibit 10(vii) to the 1994 10-
                       K).

          (23) Consent of Independent Public Accountants
          (27) Financial Data Schedule (EDGAR version only)
          (99) Definitive Proxy Statement for 1996 Annual Meeting of Share-holders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K)


        ** Each of the "material contracts" represents a management compensatory agreement or arrangement.


   (b)    Reports on Form 8-K:


             None.

   REPORT OF INDEPENDENT ACCOUNTANTS




   To the Stockholders and
       Board of Directors
   Badger Paper Mills, Inc.
       and Subsidiary
   Peshtigo, Wisconsin


   Our report on the financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 16 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of this Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                           COOPERS & LYBRAND, L.L.P.



   Milwaukee, Wisconsin
   February 5, 1996.

   Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1995, 1994 and 1993 (in thousands)



                 Column A               Column B      Column C        Column D     Column E
                                                     Additions
                                       Balance at    Charged to                   Balance at
                                        Beginning    Costs and                       End of
               Description               of Year      Expenses       Deductions      Year

    Deducted in the balance sheet
     from the assets to which they
     apply:
      Allowance for discounts and
        doubtful accounts:
       Year ended December 31, 1995:
         Doubtful accounts               $ 233           $ 661        $  758 (A)    $ 136
         Discounts                          53           1,052         1,051 (B)       54
                                         -----           -----         -----        -----
                                         $ 286          $1,713        $1,809        $ 190
                                         =====           =====         =====        =====

       Year ended December 31, 1994:
         Doubtful accounts              $  171          $  772        $  710 (A)    $ 233
         Discounts                          38             825           810 (B)       53
                                         -----           -----        ------        -----
                                        $  209          $1,597        $1,520        $ 286
                                         =====          ======        ======        =====

       Year ended December 31, 1993:
         Doubtful accounts              $  194          $  201        $  224 (A)    $ 171
         Discounts                          34             927           923 (B)       38
                                         -----           -----        ------        -----
                                        $  228          $1,128        $1,147        $ 209
                                         =====           =====        ======        =====

   (A) Write-off of uncollectible accounts.
   (B) Discounts taken and allowed.

   Column C(2) has been omitted as the answer would be "None."

                             STOCKHOLDER INFORMATION


   Market makers:                            Stock transfer agent:
   Robert W. Baird & Co., Inc.               Harris Trust & Savings Bank
   Kemper Securities Group, Inc.             111 West Monroe Street
   Herzog, Heine, Geduld, Inc.               Chicago, Illinois  60690
   S. J. Wolfe & Co.


   Stock price and dividend information: The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported on the NASDAQ National Market System.


   Quarterly Price Ranges of Stock:

                                      1995                   1994
     Quarter                      High      Low        High        Low

     First                      $15.25   $ 9.25      $15.25     $11.00
     Second                      15.75    14.00       14.00      11.38
     Third                       16.25    14.44       12.50      11.00
     Fourth                      16.75    15.00       11.75       8.50


   Quarterly Dividends Per Share: Dividend rates are established by the Board of Directors. The Company's line of credit maintains certain covenants which control the payment of dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."


     Quarter                               1995                   1994

     First                                 $  -                   $  -
     Second                                   -                      -
     Third                                  .05                      -
     Fourth                                 .05                      -
                                           ----                   ----
     Total                                 $.10                   $  -
                                           ====                   ====


   Annual meeting of shareholders:
   The annual meeting of shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 14, 1996, at 10:00 a.m.

                             DIRECTORS AND OFFICERS


    Board of directors:                  Corporate officers:
    Edwin A. Meyer, Jr.                  Claude L. Van Hefty
      Chairman of the Board                President/COO/CEO
      Badger Paper Mills, Inc.
                                         Ralph C. Kinzel
    Bennie C. Burish                       Vice President of
      Retired, Former President              Environmental and
      Former Chief Operating                 Technical Service
       Officer
      Badger Paper Mills, Inc.           Miles L. Kresl, Jr.
                                           Vice President/
    Thomas J. Kuber                          Administration,
      President,                             Treasurer and
        K&K Warehousing;                     Corporate Secretary
      CEO, Great Lakes Pulp &
        Fibre, Inc.
                                         Mark C. Neumann
    Earl R. St. John, Jr.                  Vice President/
      Owner and President                    MG Sales
      Earl St. John Forest
        Products, Inc.                   Steven A. Spangenberg
      St. John Trucking, Inc.              Vice President/Fine
                                             Paper Sales and
    Ralph D. Searles                         Advertising
      President and CEO,
        Great Northern Corp.

    Claude L. Van Hefty
      President/COO/CEO
      Badger Paper Mills, Inc.


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BADGER PAPER MILLS, INC.


                                             /s/ Claude L. Van Hefty
                                             Claude L. Van Hefty, President
                                             (Chief Executive Officer)


                                             /s/ Miles L. Kresl, Jr.
                                             Miles L. Kresl, Jr.
                                             Vice President/Administration
                                             Corporate Secretary, Treasurer
                                             (Principal Financial Officer)


                                             /s/ George J. Zimmerman
   DATE:  March 29, 1996                     George J.  Zimmerman
                                             Controller
                                             (Chief Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/ Edwin A. Meyer, Jr.
    Edwin A. Meyer, Jr.
    Chairman of the Board
    Date:  March 29, 1996


    /s/ Bennie C. Burish
    Bennie C. Burish
    Director
    Date:  March 29, 1996


    /s/ Thomas J. Kuber
    Thomas J. Kuber
    Director
    Date:  March 29, 1996


    /s/ Earl R. St. John, Jr.
    Earl R. St. John, Jr.
    Director
    Date:  March 29, 1996


    /s/ Ralph D. Searles
    Ralph D. Searles
    Director
    Date:  March 29, 1996


    /s/ Claude L. Van Hefty
    Claude L. Van Hefty
    Director
    Date:  March 29, 1996

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


   Exhibit No.                    Description

   (2) Agreement for sale and purchase of assets of Dayton mill of Badger Paper Mills, Inc. by Dayton Paper Corporation dated August 3, 1993. (Incorporated by reference to Exhibit 2 to the Company's report on Form 10-Q for the quarter ended September 30, 1993.)

   (3)      (i)   Articles of Incorporation (Incorporated by reference to
                  Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended, December 31, 1981)

            (ii) By-laws as amended through December 19, 1994 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1994)("1994 10-K").

   (4)      (i)   U. S. $18,000,000 Credit Agreement by and among Badger
                  Paper Mills, Inc., NEW Riverview Holdings, Inc., Plas-
                  Techs, Inc., and Harris Trust and Savings Bank, indi-vidually and as agent and PNC Bank, Ohio National
                  Association dated as of June 30, 1993. (Incorporated by reference to Exhibit 4 to the Company's report on Form 10-
                  Q for the quarter ended September 30, 1993).

            (ii) Waiver and First Amendment thereto dated as of June 30, 1993 (Incorporated by reference to Exhibit 4(ii) to the 1994 10-K).

            (iii) Second Amendment thereto dated as of March 31, 1994 (In-
                  corporated herein to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1994).

            (iv) Third Amendment thereto dated August 31, 1994 (Incorpo-rated by reference to Exhibit 4(iv) to the 1994 10-K).

            (v) Fourth Amendment thereto dated February 17, 1995 (In-corporated by reference to Exhibit 4(v) to the 1994 10-K).

            (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated herein to Exhibit 4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995).

  (10)      Material Contracts:**

            (i) Stock Purchase Agreement dated February 1, 1993, between the Company and Robert Strasburg. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992) ("1992 10-K").

            (ii) Supplemental Executive Retirement Plan dated December 18, 1992. (Incorporated by reference to Exhibit 10 (ii) to the 1992 10-K).

            (iii) Employment Agreement dated January 25, 1993, between the
                  Company and Robert Strasburg. (Incorporated by reference to Exhibit 10 (iv) to the 1992 10-K).

            (iv) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Edwin A. Meyer, Jr. (Incorporated by reference to Exhibit 10(iv) to the Company's Report on Form 10-K for the year ended December 31, 1993) ("1993 10-K").

            (v) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Bennie C. Burish. (Incorporated by reference to Exhibit 10(v) to the 1993 10-K).

            (vi) Key Executive Employment and Severance Agreement dated August 1, 1994 between the Company and Robert Strasburg. (Incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

            (vii) Executive Employment Agreement dated March 1, 1995,
                  between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(vii) to the 1994 10-K).

     (23)   Consent of Independent Public Accountants

     (27)   Financial Data Schedule (EDGAR version only)

     (99) Definitive Proxy Statement for 1996 Annual Meeting of Share-holders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K)

   ** Each of the "material contracts" represents a management compensatory agreement or arrangement.