Form 10-Q
period 1996-03-31
BADGER PAPER MILLS INC
filed 1996-05-15
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 30, 1996, 1,945,130.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                          Pages

   FINANCIAL INFORMATION

        Consolidated Interim Statements of
        Operations and Retained Earnings -
        Three Months Ended March 31, 1996 and 1995           3

        Consolidated Balance Sheets -
        March 31, 1995 and December 31, 1995                 4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1996 and 1995           5

        Notes to Financial Statements                      6-7

   MANAGEMENT DISCUSSION AND ANALYSIS                      8-9

   SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS                                  9

   OTHER INFORMATION                                        10

   SIGNATURES                                               11

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                                         Three Months Ended
                                 March 31, 1996   March 31, 1995

    Net Sales                       $18,453,611     $22,114,107
    Cost of Sales                    18,298,693      20,925,118
                                     ----------     -----------
       Gross Margin                     154,918       1,188,989
    Selling and Administrative          929,241         877,039
                                     ----------      ----------
       Operating Income (Loss)         (774,323)        311,950
    Other Income, Net                    29,831         428,689
    Interest Expense                   (258,834)       (374,757)
                                     ----------      ----------
       Income (Loss) Before
        Income Taxes                 (1,003,326)        365,882
    Income Tax Expense (Benefit)       (341,179)        124,470
                                     ----------      ----------
       Net Income (Loss)               (662,147)        241,412
                                     ----------      ----------
    Retained Earnings, Beginning
      of Period                      20,634,634      18,082,078
    Cash Dividends                       97,256               -
    Unrealized Gain (Loss) on
      Securities Held for Sale           (5,888)              -
                                      ---------       ---------
    Retained Earnings, End of
      Period                        $19,869,343     $18,323,490
                                     ==========     ===========
    Net Earning (Loss) Per Share         ($0.34)          $0.12
    Dividends Per Share                   $0.05               -
    Average Shares Outstanding        1,943,730       1,957,080

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          March 31, December 31,
                                            1996        1995
   ASSETS:
   Current Assets:
      Cash & Cash Equivalents            $   469,109    $   835,359
      Marketable Securities                3,323,135      3,138,274
      Accounts Receivable - Net            7,361,391      6,955,171
      Deferred Income Taxes                1,059,140      1,059,140
      Inventories                          8,194,338      7,313,860
      Refundable Income Taxes                549,360        172,860
      Other Current Assets                   315,813        559,637
                                          ----------     ----------
         Total Current Assets             21,272,286     20,034,301

   Property, Plant, Equipment &
    Timberlands                           76,921,043     76,496,145
      Less Allowance for Depreciation
        & Depletion                      (47,022,236)   (46,156,304)
                                          ----------    -----------
         Total Property, Plant,
           Equipment & Timberlands        29,898,807     30,339,841
   Other Assets                            2,335,635      2,170,438
   Restricted Funds from
     Industrial Revenue Bonds                 34,596         34,154
                                         -----------     ----------
   TOTAL ASSETS                          $53,541,324    $52,578,734
                                         ===========     ==========
   LIABILITIES AND
    STOCKHOLDERS' EQUITY:
   Current Liabilities:
      Revolving Credit Notes Payable     $         -    $         -
      Current Portion of Long-Term
        Debt                                 114,931        114,931
      Accounts Payable                     5,901,869      5,823,219
      Accrued Liabilities                  3,259,511      3,636,851
                                         -----------     ----------
         Total Current Liabilities         9,276,311      9,575,001
   Deferred Income Taxes                   2,604,194      2,604,194
   Long Term Debt                         19,224,076     17,235,783
   Other Liabilities                       1,729,604      1,719,746
                                         -----------    -----------
      Total Liabilities                   32,834,185     31,134,724

   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued              2,700,000      2,700,000
   Additional paid-in capital                177,834        167,682
   Retained Earnings                      19,869,343      20,634,634
   Less treasury shares at cost:
   214,870 - 3/31/96; 217,670 -
    12/31/95                              (2,040,038)    (2,058,306)
                                          ----------     ----------
        Total Stockholders' Equity        20,707,139     21,444,010

   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                             $53,541,324    $52,578,734
                                         ===========    ===========

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ended
                                               March 31,    March 31,
                                                 1996          1995
   Cash Flows from Operating Activities:
     Net Income (Loss)                        ($662,147)      $241,412
     Adjustments to Reconcile to Net Cash
       provided by (used in)
       Operating Activities:
     Depreciation                               865,932        821,532
     Deferred Income Taxes                            -              -
     Net Proceeds from (Purchases) Sales
       of Marketable Securities                (202,615)        60,000
     Unrealized Loss (Gain) on
       Marketable Securities                     11,866       (293,429)
     (Increase) in Accounts Receivables,
        Net                                    (406,220)    (1,110,021)
     (Increase) Decrease in Inventories        (880,478)       882,073
     (Decrease) in Accounts Payable
       and Accrued Liabilities                 (298,690)      (820,352)
     (Increase) Decrease Other                 (288,015)         2,510
                                             ----------      ---------
        Net Cash (Used In)
         Operating Activities                (1,860,367)      (216,275)
                                             ----------      ---------
   Cash Flows From Investing Activities:
     Additions to Property, Plant
      and Equipment, Net                       (424,898)      (342,402)
     (Increase) Decrease in Restricted
       Funds from Industrial Revenue Bonds         (442)        37,252
                                             ----------    -----------
        Net Cash (Used In) Investing
            Activities                         (425,340)      (305,150)
                                             ----------    -----------
   Cash Flows from Financing Activities:
    (Payments) on Long-Term Debt                (11,707)       (10,810)
     Sale of Treasury Stock                      28,420              -
     Dividends (Paid)                           (97,256)             -
     Increase in Revolving Credit
        Notes Payable                         2,000,000              -
                                              ---------      ---------
        Net Cash Provided by (Used In)
          Financing Activities                1,919,457        (10,810)
                                              ---------      ---------
   Net (Decrease) in Cash and Cash
      Equivalents                              (366,250)      (532,235)

   Cash and Cash Equivalents:
     Beginning of Period                        835,359      1,375,057
                                              ---------      ---------
     End of Period                           $  469,109     $  842,822
                                              =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   A.   BASIS OF PRESENTATION

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

   B.   INCOME TAXES

   The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% benefit for the quarter ended March 31, 1996, and a 34% expense for the quarter ended March 31, 1995.

   C.     EARNINGS PER SHARE

   Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding.

   D.     INVENTORIES

   The major classes of inventories are as follows (in thousands):

                                    March 31,    December 31,
                                      1996           1995

     Raw materials                  $3,082         $3,483
     Work in process and
      finished stock                 5,112          3,831
                                    ------        -------
                                    $8,194         $7,314
                                    ======        =======

   E.     DEBT

   The Company's revolving credit facility provides for borrowings up to $13 million and extends to April 30, 1998. A commitment fee of 3/8% is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 1.5% (totaling 6.8125% at March 31, 1996). Borrowings are collater-alized by inventory, accounts receivable, marketable securities and certain property, plant and equipment. Approximately $10,000,000 was borrowed under its revolving credit facility as of March 31, 1996.

   Interest on the Company's outstanding IDRBs is payable monthly at floating rates determined by remarketing agents (3.45% at March 31, 1996) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. Approximately $9,200,000 principle amount of IDRBs was outstanding as of March 31, 1996.

   The IDRBs are collateralized by bank letters of credit expiring in 1998. The Company pays annual fees at 1% of the amount available under the letters of credit. As amended in April, 1995, the letters of credit require, among other items, the Company to maintain minimum tangible net worth of $20,000,000 through November 1996 ($21,500,000 from December 1996 through November 1997 and $23,000,000 thereafter) and a current ratio of
   1.9 to 1.0 or greater. Additionally, dividends and treasury stock purchases are limited to 33% of the Company's cumulative net income from January 1, 1995.

   F.     CONTINGENCIES

   The Company operates in an industry which is subject to laws and regula-tions at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with requirements has not been determined.

   In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

   Sales for the first quarter, 1996 were $18,453,611 or 16.6% less than the $22,114,107 reported for the same period in 1995. The volume of paper shipments decreased by 16.9% as compared to the first quarter of 1995. After having risen substantially through the first nine months of 1995, paper pricing continued the discounting that began in the fourth quarter, 1995, throughout the first quarter of 1996. The Company took approximate-ly 10% downtime in its pulp and papermaking operations as a result of the weak demand across all grade structures.

   In the first quarter, 1996 cost of sales decreased by 12.6% to $18,298,693, compared to $20,925,118 in 1995. The decreased volume of shipments plus the decreased costs of purchased fiber were the major factors affecting cost of sales. Purchased fiber prices began to fall late in the fourth quarter of 1995 and continued to fall throughout the first quarter, 1996 but still lagged the drop in paper prices. Also, cost of sales in the first quarter, 1995 included $504,000 taken as a result of the expense incurred from the voluntary early retirement incentive package offered employees.

   Selling and administrative expenses increased by 5.9% in the first quarter, 1996 as compared to 1995, $929,241 in 1996 and $877,039 in 1995.

   Other income for 1996 decreased to $29,831 from $428,689 in 1995, primari-ly due to an unrealized loss in securities of $11,866 in the first quarter, 1996 as compared to an unrealized gain of $293,429 in 1995, and interest income decreasing to $52,383 in 1996 from $113,337 in 1995. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations.

   On April 15, 1996, after a very comprehensive investigation, the Company issued a 60-day notice for the closing of its pulp mill.

   For more than 20 years, Badger has closely monitored the costs and benefits of the continued operation of the pulp mill. These evaluations began before the evaporation plant and joint waste water treatment facility with the City of Peshtigo were built. The viability of the pulp mill was reviewed in detail again when the Company encountered regulations affecting sulphur dioxide emissions. At that time, the Company installed the digester scrubbing system, which brought the plant within environmental compliance standards. Over the years, Badger has always considered the costs of operating the pulp mill in conjunction with the benefits to the Company, employees, shareholders and community in Peshtigo. Increased demands for recycled fiber content in the paper grades produced have lowered the demand for the Company's sulphite pulp. This factor has substantially increased the unit costs of the Company's pulp due to lower production. Management believes the Company's pulp mill is the smallest volume producer still operating in the United States.

   Compliance with increasingly strict Environmental Protection Agency and Wisconsin Department of Natural Resources (WDNR) environmental regulations has considerably increased the cost of operating the pulp mill through the years. The Company has received a Notice of Violation from the WDNR relating to particulate discharge from the evaporation plant stack which would necessitate significant costs to correct. Proposed reductions in sulphur dioxide limits would require re-engineering and the installing a scrubber system on the Company's evaporation plant stack. In the Company's bleach plant, the current bleaching system would require significant modifications to eliminate the usage of elemental chlorine. Finally, compliance with the proposed "cluster rules" of the Clean Air and Clean Water Act would require large cash outlays. Even if the Company spent the capital to implement all these changes, it would still be left with an aging, small facility, requiring substantial capital investment to achieve effective operation.

   This change, as well as the right sizing of the Company, is expected to result in its elimination of approximately 95 hourly and salaried posi-tions, or approximately 20% of the Company's total work force by the end of 1996.

   Liquidity and capital resources

   Capital expenditures during the first quarter, 1996 amounted to $425,000 as compared to $342,000 in the first quarter of 1995. Capital expendi-tures were maintained at levels to sustain manufacturing operations.

   The Company has announced a $7.5 million expansion of its facilities for the addition of stock prep area adjacent to the paper machines. This expansion will allow for increased utilization of purchased materials as well as improved raw stock operations in the production flow. This project is expected to be completed late in 1996.

   The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The cost of complying with such regulations was one factor in the Company's decision to close its pulp mill. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental regulations has not been determined for the Company's remaining operations.

   As of March 31, 1996, the Company's capital resources for funding ongoing operations and capital expenditures included $3,323,000 in marketable securities and a $13,000,000 revolving credit facility scheduled to expire in 1998, of which $10,000,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Cash used in operating activities totaled $1,860,000 for the first quarter of 1996, compared to cash used in operating activities of $216,000 for the first quarter of 1995. The major factors contributing to the increase in 1996 include a $880,000 increase in inventories, a $298,000 decrease in accounts payable and accrued liabilities, and a $406,000 increase in accounts receivable.


                           PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             (27) Financial data schedules

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BADGER PAPER MILLS, INC.
                                                (Registrant)


   DATE:  May 15, 1996                  By   /s/ Claude L. Van Hefty
                                                Claude L. Van Hefty
                                                President (Chief
                                                Executive Officer)

   DATE:  May 15, 1996                  By  /s/ Miles L. Kresl, Jr.
                                               Miles L. Kresl, Jr.
                                               Vice President/Administration,
                                               Corporate Secretary, &
                                               Treasurer (Principal
                                               Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.         Description

      27             Financial Data Schedule