Form 10-Q
period 1996-06-30
BADGER PAPER MILLS INC
filed 1996-08-14
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of June 30, 1996, 1,945,130.

   Indicate total number of pages contained in document filed: 11.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                                    Pages

   FINANCIAL INFORMATION

   Consolidated Interim Statements of
     Operations and Retained Earnings -
     Quarter and Six Months Ended
     June 30, 1996 and 1995                                           3

   Consolidated Balance Sheets - June 30, 1996 and
     December 31, 1995                                                4

   Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 1996 and 1995                                     5

   Notes to Financial Statements                                    6-8

   MANAGEMENT DISCUSSION AND ANALYSIS                               8-9

   OTHER INFORMATION                                                 10


   SIGNATURES                                                        11

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                       CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

   (dollars in thousands, except per share data)

                             Three Months Ended     Six Months Ended
                             June 30,    June 30,   June 30,   June 30,
                               1996       1995        1996       1995

   Net Sales                   $20,778    $24,412    $39,232    $46,526
   Cost of Sales                18,434     21,511     36,733     42,436
                               -------    -------    -------    -------
     Gross Margin                2,344      2,901      2,499      4,090

   Selling and
     Administrative Expenses     1,037      1,040      1,966      1,917
   Pulp Mill Closure Costs       7,430          -      7,430          -
                               -------    -------    -------    -------
     Operating Income (Loss)    (6,123)     1,861     (6,897)     2,173

   Other Income, Net                 -        195         30        624
   Gain on Sale of
     Timberlands                 4,620          -      4,620          -
   Interest Expense               (267)      (353)      (526)      (728)
                               -------    -------    -------    -------
     Income (Loss) Before
          Income Taxes          (1,770)     1,703     (2,773)     2,069

   Income Tax
     Expense (Benefit)            (602)       579       (943)       704
                               -------    -------    -------    -------
         Net Income (Loss)      (1,168)     1,124     (1,830)     1,365
                               -------    -------    -------    -------
   Retained Earnings,
     Beginning of Period        19,869     18,323     20,635     18,082

   Cash Dividends                  (97)         -       (195)         -
   Unrealized Gain (Loss)
     on Securities
     Held for Sale                   6          -          -          -
                               -------    -------    -------    -------
   Retained Earnings,
     End of Period             $18,610    $19,447    $18,610    $19,447
                               =======    =======    =======    =======
      Net Earning (Loss)
        Per Share               ($0.60)     $0.57     ($0.94)     $0.70

   Dividends Per Share           $0.05          -      $0.10          -

   Average Shares
     Outstanding             1,945,130  1,957,330  1,944,330  1,957,187


             See Notes to Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   (dollars in thousands)

                                        June 30, 1996   December 31, 1995

   ASSETS:
   Current Assets:
      Cash & Cash Equivalents                $3,307         $   835
      Marketable Securities                   1,378           3,138
      Accounts Receivable - Net               7,960           6,955
      Deferred Income Taxes                   1,059           1,059
      Inventories                             8,054           7,314
      Refundable Income Taxes                 1,286             173
      Other Current Assets                      251             560
                                             ------          ------
         Total Current Assets                23,295          20,034

   Property, Plant, Equipment &
    Timberlands                              77,150          76,496
      Less Allowance for Depreciation
        & Depletion                         (53,877)        (46,156)
                                            -------         -------
         Total Property, Plant, Equipment
           & Timberlands                     23,273          30,340
   Other Assets                               2,150           2,170
   Restricted Funds from
     Industrial Revenue Bonds                     -              34
                                            -------         -------

   TOTAL ASSETS                             $48,718         $52,578
                                            =======         =======

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current Liabilities:
      Current Portion of Long-Term Debt         115             115
      Accounts Payable                        5,581           5,823
      Accrued Liabilities                     4,807           3,637
                                            -------         -------
         Total Current Liabilities           10,503           9,575

   Deferred Income Taxes                      2,604           2,604
   Long Term Debt                            14,212          17,236
   Other Liabilities                          1,951           1,720
                                            -------         -------
      Total Liabilities                      29,270          31,135

   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued                 2,700           2,700
   Additional paid-in capital                   178             168
   Retained Earnings                         18,610          20,633
   Less treasury shares at cost:
   214,870 - 6/30/96; 217,670 - 12/31/95     (2,040)         (2,058)
                                            -------         -------
        Total Stockholders' Equity           19,448          21,443

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                  $48,718         $52,578
                                            =======         =======

         See Notes to Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

   (dollars in thousands)                      Six Months Ended
                                            June 30,        June 30,
                                              1996            1995

   Cash Flows from Operating Activities:
     Net (Loss) Income                       ($1,830)         $1,365
     Adjustments to Reconcile to Net Cash
       Provided By (Used In) Operating
         Activities:
     Depreciation                              1,570           1,643
     Net Proceeds from Sales (Purchases)
       of Marketable Securities                2,064             (30)
     Unrealized Gain on
       Marketable Securities                    (304)           (330)
     Gain on Sale of Timberlands              (4,620)              -
     Increase in Accounts Receivables, Net    (1,005)         (1,747)
     (Increase) Decrease in Inventories         (740)            367
     Decrease in Accounts Payable
       and Accrued Liabilities                   928             869
     (Increase) Decrease Other                  (551)            173
                                             -------         -------
       Net Cash (Used in) Provided by
         Operating Activities                 (4,488)          2,310
                                             -------         -------

   Cash Flows From Investing Activities:
    Retirements from (Additions to)
      Property, Plant and Equipment, Net       5,337          (1,177)
    Proceeds from Sale of Timberlands          4,780               -
    Decrease in Restricted Funds from
      Industrial Revenue Bonds                    34           1,589
                                             -------        --------
       Net Cash Provided by
         Investing Activities                 10,151             412
                                             -------        --------
   Cash Flows from Financing Activities:
     Payments on Long-Term Debt               (3,024)         (3,822)
     Sale of Treasury Stock                       28               -
     Dividends Paid                             (195)              -
                                             -------         -------
       Net Cash Used in Financing Activities  (3,191)         (3,822)
                                             -------         -------
     Net Increase (Decrease) in Cash
       and Cash Equivalents                    2,472          (1,100)
     Cash and Cash Equivalents:
       Beginning of Period                       835           1,375
                                             -------         -------
       End of Period                          $3,307         $   275
                                             =======         =======

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

   B.   INCOME TAXES

        The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% benefit for the quarter and six months ended June 30, 1996, resulting from the Company's operating losses during such periods. For the quarter and six months ended June 30, 1995, the Company provided for a 34% expense.

   C.   EARNINGS PER SHARE

        Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

   D.   INVENTORIES

        The major classes of inventories are as follows (in thousands):

                                                 June 30,     December 31,
                                                   1996          1995

     Raw materials                                $4,599         $3,483
     Work in process and finished stock            3,455          3,831
                                                  ------         ------
                                                  $8,054         $7,314
                                                  ======         ======

   E.   DEBT

        The Company's revolving credit facility provides for borrowings up to $13 million. The credit facility was amended in August, 1996, to extend its expiration to April 30, 1999, and to provide for financial covenants which are less restrictive than provided in the prior agreement. An annual commitment fee of 3/8% is payable quarterly for unused amounts under the credit facility. Interest on borrowings is at the LIBOR rate plus 1.75% (totaling 7.1875% at June 30, 1996). Borrowings are collateralized by inventory, accounts receivable, marketable securities and certain property, plant and equipment. Approximately $5,000,000 was borrowed under the revolving credit facility as of June 30, 1996.

        Interest on the Company's outstanding IDRBs is payable monthly at floating rates determined by remarketing agents (3.45% at June 30, 1996) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. Approximately $7,600,000 principle amount of IDRBs was outstanding as of June 30, 1996.

        The IDRBs are collateralized by bank letters of credit expiring in 1999. The Company pays annual fees at 1% of the amount available under the letters of credit. As amended in August, 1996, the letters of credit require, among other items, the Company to maintain minimum tangible net worth of $17,300,000 through June 29, 1997 ($18,500,000 from June 30, 1997 through December 30, 1997; $20,000,000 from December 31, 1997 through June 29, 1998; $22,000,000 from June 30, 1998 through December 30, 1998; and,
   $24,500,000 December 31, 1998 and thereafter) and a current ratio of 1.9 to 1.0 or greater. Additionally, dividends and treasury stock purchases are limited to 33% of the Company's cumulative net income from July 1, 1996.

        At June 30, 1996, approximately $1,700,000 principle amount was outstanding under an Urban Development Action Grant. The grant is repayable in monthly installments of $15,437, including interest at an effective rate of approximately 6.5%, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment.

   F.   CONTINGENCIES

        The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

        In addition, from time to time, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

   Results of Operations

   Sales for the second quarter, 1996 totaled $20,778,000 compared to $24,412,000 for the second quarter, 1995 or a 14.9% decrease. Shipments increased by 5.6% and average selling price decreased by 22.4% during this time frame. Paper prices continued the downward trend which started in the fourth quarter, 1995.

   Sales for the six-month period ending June 30, 1996, were $39,232,000 compared to $46,526,000 for the same period a year ago. The decreased revenue for the first six months of 1996 is reflective of an approximate 5% decrease in shipments and a 13% decrease in average selling price.

   Cost of sales decreased 14% and 13% respectively for the second quarter and six months of 1996, compared to the same periods a year earlier. The decreased volume of shipments plus the decreased costs of purchased fiber were the primary factors affecting cost of sales.

   Selling and administrative expenses have remained relatively constant for the second quarter and first half of 1996 as compared to the second quarter and first half of 1995, $1,037,000 and $1,966,000 for 1996 and $1,040,000 and $1,917,000 for 1995.

   The Company recorded a second quarter, 1996 charge in the amount of $7,430,000 resulting from the closure of the Company's pulp mill. The charge includes the write-off of pulp mill fixed assets and inventories, costs associated with early retirement or severance of certain workers, and a provision for ongoing maintenance and security costs. The charge for the discontinued pulp operations was partially offset by a second quarter gain in the amount of $4,620,000 from the sale of timberlands located in Northern Wisconsin and the Upper Peninsula of Michigan that were no longer compatible with the Company's fiber requirements. Proceeds from the sale of the timberlands were used to retire debt. Excluding the charge related to the discontinued pulp operations and the gain related to the sale of the timberlands, the Company's second quarter, 1996 net income was $686,000, or $.35 per share.

   Liquidity and capital resources

   Capital expenditures during the second quarter and six months, 1996 amounted to $574,000 and $999,000, as compared to $835,000 and $1,177,000 during the same periods in 1995. Capital expenditures were maintained at levels to sustain manufacturing operations.

   In the second quarter of 1996, the Company started the construction of a $7.5 million stock preparation facility that is expected to be completed late in the fourth quarter of 1996. The completion of this project will allow for improved formulation and processing of wet end stock fibers. It will also allow the Company to expand its specialty manufacturing capabilities by the segregation of the Company's two paper machines white water and stock recovery systems.

   The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental regulations has not been determined for the Company's operations.

   As of June 30, 1996, the Company's capital resources for funding ongoing operations and capital expenditures includes $4,685,000 of cash and marketable securities, and a $13,000,000 revolving credit facility, of which $5,000,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Cash used in operating activities totaled $4,488,000 for the first six months of 1996, compared to cash provided by operating activities for the first half of 1995 of $2,310,000. Net cash provided by investing activities was $10,151,000 for the first six months of 1996 compared to $412,000 for the same period in 1995. The main items affecting cash were the $4,620,000 gain on sale of the major portion of the Company's timberlands and retirement of $5,337,000 of assets associated with the pulp mill.

                           PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             (4) Sixth Amendment and Waiver dated August 9, 1996 to the Credit Agreement dated June 30, 1993, between Badger Paper Mills, Inc., Plas-Techs, Inc., and Harris Trust & Savings Bank.

             (27) Financial data schedules

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BADGER PAPER MILLS, INC.
                                            (Registrant)


   DATE: August 13, 1996                By /s/ Claude L. Van Hefty
                                               Claude L. Van Hefty
                                               President (Chief
                                               Executive Officer)


   DATE: August 13, 1996                By /s/ Miles L. Kresl, Jr.
                                               Miles L. Kresl, Jr.
                                               Vice President/Administration,
                                               Corporate Secretary, &
                                               Treasurer (Principal Financial
                                               Officer)

                                  EXHIBIT INDEX

   Exhibit No.         Description

    (4) Sixth Amendment and Waiver dated August 9, 1996 to the Credit Agreement dated June 30, 1993, between Badger Paper Mills, Inc., Plas-Techs, Inc., and Harris Trust & Savings Bank.

    (27)         Financial Data Schedule