Form 10-Q
period 1996-09-30
BADGER PAPER MILLS INC
filed 1996-11-14
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of September 30, 1996, 1,945,130.

   Indicate total number of pages contained in document filed: 11.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                               Pages

   FINANCIAL INFORMATION

   Consolidated Interim Statements of
     Operations and Retained Earnings -
     Quarter and Nine Months Ended
     September 30, 1996 and 1995                                     3

   Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995                                               4

   Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1996 and 1995                               5

   Notes to Financial Statements                                    6-8

   MANAGEMENT DISCUSSION AND ANALYSIS                               8-10

   OTHER INFORMATION                                                 10

   SIGNATURES                                                        11

   ITEM 1.  FINANCIAL STATEMENTS.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                       CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

   (dollars in thousands, except per share data)

                        Three Months Ended             Nine Months Ended
                  September 30,   September 30,  September 30,  September 30,
                       1996            1995           1996            1995

   Net Sales         $19,458         $24,374       $58,690         $70,899
   Cost of Sales      18,020          21,641        54,753          64,077
                      ------          ------        ------          ------
     Gross Margin      1,438           2,733         3,937           6,822

   Selling and
    Administrative
    Expenses             957             984         2,923           2,901
   Pulp Mill
    Closure Costs          -               -         7,430               -
                       -----          ------        ------          ------
     Operating
      Income
      (Loss)             481           1,749        (6,416)          3,921

   Other Income, Net      93             116           123             741
   Gain on Sale of
    Timberlands          253               -         4,873               -
   Interest
    Expense             (177)           (302)         (703)         (1,030)
                     -------          ------        ------         -------
     Income (Loss)
      Before Income
      Taxes              650           1,563        (2,123)          3,632

   Income Tax
     Expense
     (Benefit)           221             531          (722)          1,235
                      ------          ------        ------          ------
        Net Income
         (Loss)          429           1,032        (1,401)          2,397
                     -------          ------        ------         -------
   Retained
    Earnings,
    Beginning of
    Period            18,610          19,448        20,635          18,082

   Cash Dividends        116              98           311              97
                      ------          ------        ------          ------
   Retained
    Earnings,
    End of Period    $18,923         $20,382       $18,923         $20,382
                      ======          ======        ======          ======
      Net Earnings
       (Loss)
       Per Share        $.22            $.53         ($.72)          $1.23

   Dividends Per
     Share              $.06            $.05           $.16           $.05

   Average
    Shares
    Outstanding    1,945,130       1,953,997      1,944,570      1,956,230

                     See Notes to Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   (dollars in thousands)

                                      September 30,      December 31,
                                          1996               1995
   ASSETS:
   Current Assets:
      Cash & Cash Equivalents             $3,223          $   835
      Marketable Securities                1,878            3,138
      Accounts Receivable - Net            6,955            6,955
      Deferred Income Taxes                1,059            1,059
      Inventories                          8,066            7,314
      Refundable Income Taxes              1,180              173
      Other Current Assets                   238              560
                                         -------          -------
         Total Current Assets             22,599           20,034

   Property, Plant, Equipment &
    Timberlands                           78,041           76,496
      Less Allowance for
        Depreciation &
        Depletion                        (54,177)         (46,156)
                                         -------         --------
         Total Property, Plant,
           Equipment & Timberlands        23,864           30,340
   Other Assets                            2,144            2,170
   Restricted Funds from
     Industrial Revenue Bonds                  -               34
                                         -------          -------
   TOTAL ASSETS                          $48,607          $52,578
                                         =======          =======
   LIABILITIES AND STOCKHOLDERS'
     EQUITY:
   Current Liabilities:
      Current Portion of Long-Term
         Debt                            $   115          $   115
      Accounts Payable                     6,200            5,823
      Accrued Liabilities                  3,334            3,637
                                         -------           ------
         Total Current Liabilities         9,649            9,575

   Deferred Income Taxes                   2,604            2,604
   Long Term Debt                         14,633           17,236
   Other Liabilities                       1,961            1,720
                                         -------          -------
      Total Liabilities                   28,847           31,135

   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued              2,700            2,700
   Additional paid-in capital                178              168
   Retained Earnings                      18,922           20,633
                                         -------          -------
   Less treasury shares at cost:
   214,870 - 9/30/96; 217,670 -
     12/31/95                             (2,040)          (2,058)
                                         -------          -------
        Total Stockholders' Equity        19,760           21,443

   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $48,607          $52,578
                                          ======           ======
   See Notes to Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

   (dollars in thousands)

                                                 Nine Months Ended
                                              September 30,   September 30,
                                                    1996             1995

   Cash Flows from Operating Activities:
     Net (Loss) Income                             $(1,401)          $2,397
     Adjustments to Reconcile to Net Cash
       Provided By (Used In) Operating
       Activities:
     Depreciation                                     2,194           2,465
     Net Proceeds from Sales of Marketable
        Securities                                   1,565              334
     Unrealized Gain on Marketable
        Securities                                    (305)            (370)
     Gain on Sale of Timberlands                    (4,873)               -
     (Increase) in Accounts Receivables,
        Net                                             -            (1,738)
     (Increase) in Inventories                        (752)            (855)
     Decrease in Accounts Payable and
       Accrued Liabilities                              74            1,815
     (Increase) Decrease Other                        (417)             174
                                                   -------         --------
       Net Cash (Used in) Provided by
         Operating Activities                       (3,915)           4,222
                                                   -------         --------
   Cash Flows From Investing Activities:
    Retirements from (Additions to)
      Property, Plant and Equipment, Net             4,104           (2,073)
    Proceeds from Sale of Timberlands                5,051                -
    Decrease in Restricted Funds from
      Industrial Revenue Bonds                          34            1,801
                                                   -------          -------
       Net Cash Provided by (Used in)
         Investing Activities                        9,189             (272)
                                                   -------          -------
   Cash Flows from Financing Activities:
     Payments on Long-Term Debt                     (2,603)          (4,650)
     Sale (Purchase) of Treasury Stock                  28              (70)
     Dividends Paid                                   (311)             (98)
                                                  --------           ------
       Net Cash Used in Financing Activities        (2,886)          (4,818)
                                                  --------           ------
     Net Increase (Decrease) in Cash
       and Cash Equivalents                          2,388             (868)

     Cash and Cash Equivalents:
       Beginning of Period                             835            1,375
                                                   -------           ------
       End of Period                                $3,223          $   507
                                                     =====           ======


           See Notes to Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   A.   BASIS OF PRESENTATION

        The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

   B.   INCOME TAXES

        The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% tax expense for the third quarter 1996 and a 34% tax benefit for the nine months ended September 30, 1996, resulting from the Company's operating gains and losses during such periods. For the quarter and nine months ended September 30, 1995, the Company provided for a 34% expense.

   C.        EARNINGS PER SHARE

        Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

   D.        INVENTORIES

     The major classes of inventories are as follows (in thousands):

                                     September 30,     December 31,
                                           1996            1995
   Raw materials                          $4,599          $3,483
   Work in process and
      finished stock                       3,455           3,831
                                          ------           -----
                                          $8,054          $7,314
                                          ======           =====

   E.        DEBT

     The Company's revolving credit facility provides for borrowings up to $13 million. The credit facility was amended in August, 1996, to extend its expiration to April 30, 1999, and to provide for financial covenants which are less restrictive than provided in the prior agreement. An annual commitment fee of 3/8% is payable quarterly for unused amounts under the credit facility. Interest on borrowings is at the LIBOR rate plus 1.50% (totaling 6.9219% at September 30, 1996). Borrowings are collateralized by inventory, accounts receivable, marketable securities and certain property, plant and equipment. Approximately $5,500,000 was borrowed under the revolving credit facility as of September 30, 1996.

     Interest on the Company's outstanding IDRBs is payable monthly at floating rates determined by remarketing agents (3.90% at September 30, 1996) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. Approximately $7,550,000 principle amount of IDRBs was outstanding as of September 30, 1996.

     The IDRBs are collateralized by bank letters of credit expiring in 1999. The Company pays annual fees equal to 1% of the amount available under the letters of credit. As amended in August, 1996, the letters of credit require, among other items, the Company to maintain minimum tangible net worth of $17,300,000 through September 29, 1997 ($18,500,000 from
   September 30, 1997 through December 30, 1997; $20,000,000 from December 31, 1997 through September 29, 1998; $22,000,000 from September 30, 1998 through December 30, 1998; and, $24,500,000 December 31, 1998 and thereafter) and a current ratio of 1.9 to 1.0 or greater. Additionally, dividends and treasury stock purchases are limited to 33% of the Company's cumulative net income from July 1, 1996.

     At September 30, 1996, approximately $1,700,000 principle amount was outstanding under an Urban Development Action Grant. The grant is repayable in monthly installments of $15,437, including interest at an effective rate of approximately 6.5%, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment.

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

   ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

   Results of Operations

   The Company reported sales for the third quarter ended September 30, 1996 of $19,458,000 or 20.2% less than the $24,374,000 reported for the same period in 1995. Volume of shipments for the third quarter of 1996 were up 2.0% when compared to a year earlier, while the average selling price of the paper sold decreased approximately 23.8%. Additionally, the Company's discontinued sulphite operations accounted for over 6% of the Company's total revenue for the third quarter of 1995.

   Sales for the nine-month period ending September 30, 1996 were $58,690,000 or 17.2% less than the $70,899,000 reported for the same period a year earlier. Volume of shipments during the first nine months of 1996 was down approximately 3% when compared to a year earlier, while the average selling price decreased approximately 17%. Paper demand did not follow the overall rise in the domestic economy, and competitive pricing caused first and second quarter sales gains to be eliminated due to price discounting.

   Cost of sales decreased 17% and 15% respectively for the third quarter and first nine months of 1996 compared to the same periods a year earlier. Third quarter 1996 results were favorably impacted by the elimination of the high cost sulphite pulp produced by the Company's discontinued sulphite operations, which was replaced at a lower cost by pulp purchased in the open market.

   During the third quarter of 1996, the Company completed the sale of the remaining parcels of timberland held for sale since September 1995, and recognized a third quarter gain of $253,000. Since January 1, 1996, the Company has sold approximately 14,000 acres of timberland at an aggregate sale price of $5,051,000 resulting in a gain of $4,873,000.

   Gross margins decreased to $1,438,000 and $3,937,000 for the three months and first nine months of 1996 compared to $2,733,000 and $6,822,000 for the same periods a year earlier.

   Other income of $93,000 and $123,000 for the third quarter and first nine months of 1996 compares to $116,000 and $741,000 for the same periods in 1995. The Company recognized a loss in securities of $161,000 for the first nine months of 1996 as compared to an unrealized gain of $370,000 for the same period in 1995. Because the Company's investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations in Other Income.

   Liquidity and capital resources

   Capital expenditures during the third quarter and nine months, 1996 amounted to $1,211,000 and $2,194,000, as compared to $895,000 and
   $2,073,000 during the same periods in 1995. Capital expenditures were maintained at levels to sustain manufacturing operations.

   The Company continued the construction of a $7.5 million stock prep facility in the third quarter, which is expected to be completed late in the fourth quarter, 1996. The completion of this project will allow for improved formulation and processing of wet end stock fibers. It will also allow the Company to expand its specialty manufacturing capabilities by segregating the white water and stock recovery systems of the Company's two paper machines.

   The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental regulations has not been determined for the Company's operations.

   As of September 30, 1996, the Company's capital resources for funding ongoing operations and capital expenditures includes $5,101,000 of cash and marketable securities, and a $13,000,000 revolving credit facility, of which $5,500,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Cash used in operating activities totaled $3,915,000 for the first nine months of 1996, compared to cash provided by operating activities totaling $4,222,000 for the first nine months of 1995. Net cash provided by investing activities was $9,189,000 for the first nine months of 1996 compared to $272,000 used in investing activities for the same period in 1995. The major items affecting cash included the $4,873,000 gain on sale of the timberlands, and the retirement of the assets associated with the Pulp Mill closure of $6,204,000, partially offset by net additions to property, plant and equipment of $2,100,000.

                           PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             (27) Financial data schedule

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BADGER PAPER MILLS, INC.
                                                 (Registrant)


   DATE: November 14, 1996           By /s/ Claude L. Van Hefty
                                         Claude L. Van Hefty
                                         President
                                         (Chief Executive Officer)

   DATE: November 14, 1996           By /s/ Miles L. Kresl, Jr.
                                         Miles L. Kresl, Jr.
                                         Vice President/Administration,
                                         Corporate Secretary, & Treasurer
                                         (Principal Financial Officer)

                               EXHIBIT INDEX

Exhibit No.       Description

   27         Financial Data Schedule