Form 10-Q/A
period 1996-06-30
BADGER PAPER MILLS INC
filed 1997-01-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                               F O R M  1 0 - Q/A


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

   Indicate total number of pages contained in document filed: 3.

   The registrant hereby amends Item 4 of Part II of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, to provide in its entirety as follows:

   Item 4 - Submission of Matters to a Vote of Security Holders

   a. On Tuesday, May 14, 1996, at 10:00 a.m., the Annual Meeting of Shareholders of Badger Paper Mills, Inc. was held at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

   b. Two directors were elected at the meeting to the term to expire at the 1999 Annual Meeting. The elected directors are Bennie C. Burish and Edwin A. Meyer, Jr. Other directors are Claude L. Van Hefty and Ralph D. Searles, whose terms expire at the Annual Meeting in 1997, and Earl R. St. John, Jr. and Thomas J. Kuber, whose terms expire at the Annual Meeting in 1998.

   c. Shareholders voted in favor of the proposed amendment to the restated articles of incorporation providing for a board with staggered terms and requiring a two-thirds vote of shareholders to remove directors. The vote tallied was 1,282,208 shares "for", 444,721 shares "against", and 5,808 shares abstaining.

   d. Shareholders voted against the shareholder proposal to restore full voting power to such shareholder in the event that such shareholder acquires shares of Badger Paper Mills, Inc. in excess of 20% of the number of outstanding shares. The vote tallied was 456,228 shares "for", 1,233,130 shares "against", and 7,577 shares abstaining.

   e. Shareholders voted against the shareholder proposal to create a shareholders advisory committee. The vote tallied was 372,667 shares "for", 1,319,447 shares "against", and 4,821 shares abstaining.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BADGER PAPER MILLS, INC.
                                                               (Registrant)

   DATE: January 13, 1997                        By /s/ Claude L. Van Hefty
                                                        Claude L. Van Hefty
                                                                  President
                                                  (Chief Executive Officer)

   DATE: January 13, 1997                        By /s/ Miles L. Kresl, Jr.
                                                        Miles L. Kresl, Jr.
                                             Vice President/Administration,
                                           Corporate Secretary, & Treasurer
                                              (Principal Financial Officer)