Form 10-K405
period 1996-12-31
BADGER PAPER MILLS INC
filed 1997-03-27
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
   __________________________________________________________________________

                           FORM 10-K and ANNUAL REPORT
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ________________
                            Commission File No. 0-795
   __________________________________________________________________________

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

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Without Nominal or Par Value
   __________________________________________________________________________

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes  X   No

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 13, 1997, 1,945,130 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares quoted by dealers to each other in the Over-The-Counter Market) held by non-affiliates was approximately $17,020,000. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

                             SELECTED FINANCIAL DATA
                 Five-year comparison of selected financial data
                                                  Years ended December 31,

                                  1996         1995         1994         1993         1992
   Earnings (in thousands):

     Net sales                     $76,276       $92,648     $73,674      $76,567      $72,152
     Cost of sales                  72,411        83,890      72,949       74,272       76,009
     Gross profit (loss)             3,865         8,758         725        2,295       (3,857)
     Selling and
       administrative
       expenses                      4,136         3,852       3,872        4,715        5,451
     Restructuring provision         7,430           504           -        3,850            -
     Profit (loss) from
       operations                   (7,701)        4,402      (3,147)      (6,270)      (9,308)
     Other income                    4,842           414       1,068          796        1,056
     Interest expense                  894         1,305       1,315          975        1,078
     Unrealized holding gain
       or (loss) on trading
       securities                      307           549        (846)           -            -
     Earnings (loss) before
       income taxes and
       cumulative effect of
       change in accounting
       principle                    (3,446)        4,060      (4,240)      (6,449)      (9,330)
     Cumulative effect of
       change in accounting
       principle                         -             -           -            -         (649)
     Income tax expense
       (benefit)                    (1,234)        1,312      (1,713)      (2,388)      (3,724)
     Net earnings (loss)            (2,212)        2,748      (2,527)      (4,061)      (6,255)
   Common stock:
     Number of shareholders            518           568         613          633          632
     Weighted average shares
        outstanding               1,944,699    1,953,868    1,957,163    1,957,176    1,959,467
     Earnings (loss) per
       share                        ($1.14)        $1.41      ($1.29)      ($2.07)      ($3.19)
     Cash dividends declared
       per share                     $0.22         $0.10           -        $0.20        $0.80
     Book value per share            $9.68        $11.04       $9.77       $11.06       $13.34
   Financial position (in
     thousands):
     Working capital                $9,923       $10,459     ($1,276)        $836      $ 4,310
     Capital expenditures            6,856         2,705       1,654        1,808       11,078
     Total assets                   51,952        52,578      54,382       59,046       75,972
     Long-term debt                 18,617        17,236      10,651       10,762       18,870
     Shareholders' equity           18,832        21,443      19,120       21,650        26,097

   PART I

   Item 1.   Business

   Badger Paper Mills, Inc. (the Company) was incorporated under the laws of the State of Wisconsin in 1929. It has been producing paper for over 65 years. The industry segment in which the Company operates is in the production of paper products.

   Products and Distribution

   The Company operates an ISO 9001 certified paper mill, consisting of two paper machines located in Peshtigo, Wisconsin. Converting facilities contiguous to the papermaking facilities include sheeters, trimmers, sealers, perforators, printing presses, rewinders, waxers, paper drilling and die-cutting equipment. The Company also has a flexographic printing and converting operation at Plas-Techs, Inc. (Plas-Techs), a wholly-owned subsidiary located in Oconto Falls, Wisconsin.

   The Company closed its sulphite pulp mill in the second quarter of 1996. Compliance with current and proposed environmental regulations at both the federal and state levels had greatly increased the operating cost of the pulping facility and were projected to require significant capital to continue compliance. The capital investments necessary to achieve environmental compliance and modernize this limited-capacity facility were deemed to be excessive and would have placed an additional burden on the operating cost of the facility.

   The products of the Company's fine paper division represented 77 percent of the paper products produced by the Company in 1996, and contributed more than 62 percent of the Company's 1996 revenue. The fine paper division's products are manufactured on the Company's Fourdrinier paper machine in Peshtigo. Fine paper grades are produced utilizing fiber purchased on the open market, including pre and post consumer recycled fibers. These paper grades include multi-purpose business papers, offset, opaque, endleaf, ledger, reply card, watermarked, water-oil-grease resistant papers (WOGR), electrostatic copier, text and cover, and technical and specialty papers. The Company offers a wide range of colored papers and specializes in color matching. The Company sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka/R/, Copyrite/R/, BPM, ENVIROGRAPHIC/R/, and Northern Brights/TM/. These products are sold through paper merchants, brokers and value-added converters who in turn sell to other value-adding entities or direct to the consumer. Consumers of the Company's fine paper products are located primarily in the Midwest, although consumers of the Company's fine paper products can be found in principal cities throughout North America.

   The Company's flexible packaging division represented 38 percent of the Company's 1996 revenue, and 23 percent of the paper products manufactured by the Company in 1996. In addition, paper is purchased from other manufacturers to supplement the Company's production capacity in order to increase utilization of the converting facilities. These products, which include papers manufactured on the Company's Yankee paper machine, consist of converted plain or printed waxed papers, laminating grades, machine-glazed, colors, specialty-coated base papers, twisting papers and various other specialty papers. These products are sold nationally and internationally to manufacturers, consumers and converters by commissioned brokers and by the Company's own sales personnel.

   Plas-Techs operates a printing and converting facility that compliments the Company's flexible packaging division products to better serve the Company's customer base. Plas-Techs is capable of processing various substrates of film and paper, enhancing the capabilities and flexibility of both the Company's printing paper operations and its flexible packaging paper operations, resulting in opportunities to expand business growth for both. The Plas-Techs facility also has rewinding and poly bagmaking equipment.

   Competition

   The Company's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service influence competition.

   The Company's production of fine papers from the Fourdrinier paper machine represents less than one percent of the production capacity in the United States. Competition for these papers comes from other specialty mills in North America and imports from other countries. Competition for flexible packaging and specialty papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as the Company, while others have greater capacity. Backlogs are maintained by offering quality products, prompt service and technical assistance, including a research and development program to develop new products to meet customer product design specifications.

   Inventories; Raw Materials

   Since the May 1996 closure of the Company's sulphite pulp mill, the principal raw material used is purchased pulp. A critical factor in the decision to close the pulp mill was the expectation that the Company would continue to be able to purchase its long-term pulp requirements on the open market more cost-effectively than producing the pulp.

   Other raw materials are purchased directly from manufacturers. The Company has at least two sources of supply for major items. Shortages of purchased pulp or certain chemicals (including petrochemicals) could have an adverse effect on the Company's ability to manufacture its products, and could adversely affect product mix.

   In-process and finished goods inventory at the end of 1996 was equivalent to approximately 45 days of production on the Company's paper machines.

   Energy

   The Company is a large user of electricity and natural gas. An on-site 2,000 kilowatt electrical co-generation system has the capability of producing approximately 15 percent of the Company's current electrical requirements. The balance of the Company's electrical requirements are purchased from local public or municipal cooperative utilities. The Company's heat requirements come from two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler. Natural gas is purchased from various sources in the United States and Canada. Management believes current sources of natural gas, fuel oil and electricity are adequate to meet the needs of the Company.

   Patents

   The Company owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

   Research and Development

   The Company's technical staff researches and develops new products. The Company also utilizes the expertise of outside consultants from time to time. The amounts spent on product research and development activities were $862,000 in 1996, $300,000 in 1995 and $200,000 in 1994. The
   expenditures were focused primarily in Peshtigo on research and development of new products for flexible packaging and specialty printing papers.

   Backlog

   As of December 31, 1996, the Company's backlog of orders was approximately $875,000, as compared to $2,900,000 and $10,500,000 at December 31, 1995 and 1994, respectively. Rising prices at the end of 1994 fueled the backlog, as customers anticipated further price increases. As prices continued to fall throughout 1995 and 1996, customers delayed order commitments.

   Customers

   Sales to Alco Standard Corporation were $12,030,000 or 15.8 percent of the Company's net sales, and $10,732,000 or 11.6 percent in 1995. In 1994, there were no customers that accounted for more than ten percent of the Company's net sales.

   Environmental Matters

   In May 1996, the Company closed its sulphite pulping facility, which management believes was the lowest volume sulphite mill then operating in the United States. The last bleached sulphite pulp was processed in the facility on May 3, 1996. Closure of the sulphite pulp mill necessitated modification of the Title V Air Operating Permit application filed with the Wisconsin Department of Natural Resources (WDNR). The Company is currently modifying the application to reflect actual plant operations. The Title V permitting process requires that the Company provide a monitoring system to provide emission data to the WDNR. Based on information submitted in the Title V permit application, the Company does not expect exceedances of the proposed limits.

   Water resource conservation and re-use programs have permitted closure of the Company's paper manufacturing effluent settling basins. These basins have been cleaned and the site remediated in accordance with an agreement with the WDNR. The Company currently directs all effluent flow from its Peshtigo manufacturing operation into the Joint Municipal Industrial Wastewater Treatment Plant (JWWTP) which the Company operates under contract with the City of Peshtigo.

   The Company has in force all of the necessary environmental operating permits from the State of Wisconsin. The Company does not anticipate any problem with the re-issuance of any permits.

   Negotiations continue with the WDNR regarding the final closure cover for the Company's Harbor Road Landfill. The Company expects that final resolution to the closure proposal can be achieved by the end of the second quarter 1997, and expects the costs related to such closure to be within the amounts budgeted for such closure.

   Employees

   As of December 31, 1996, the Company had 354 employees, of which 274 were covered by six-year collective bargaining contracts effective June 1, 1995.

   Item 2.   Properties

   The Company considers its manufacturing and converting facilities to be in good repair and suitable for the purpose intended.

   In 1996, the Company completed improvements to the stock preparation and raw material handling areas of its Peshtigo facility. These changes enhance the diversity of paper grades offered by the Company and allow the Company to more efficiently execute grade changes. In order to meet increased capacity demands for narrow width papers, the flexible packaging division has recently installed a 65" duplex slitter/rewinder for conversion of paper to narrow width rolls.

   Until early 1996, the Company had operated as a vertically-integrated pulp and paper producer. As part of its ongoing focus to improve the Company's operations, competitive position and profitability, the Company sold most of its timberlands and closed its pulp mill in 1996. The Company continues to own approximately 1,600 acres of land, following the sale of 14,000 acres of timberlands located in northern Wisconsin and the Upper Peninsula of Michigan.

   The Company's headquarters and principal facilities are located in Peshtigo, Wisconsin. Its subsidiary, Plas-Techs, is located in Oconto Falls, Wisconsin.

   Item 3.   Legal Proceedings

   The Company has no pending material legal proceedings.

   Item 4.   Submission of matters to a vote of security holders

   No such matters were submitted to a vote of security holders in the fourth quarter of 1996.

   PART II

   Item 5. Market for the registrant's common stock and related security holder matters

   Badger Paper Mills, Inc. common shares are traded on the Nasdaq National Market under the symbol BPMI. There were 515 shareholders of record as of March 13, 1997. Stock price and dividend information is found on page 32 of this report.

   Item 6.   Selected financial data

   Information regarding selected financial data of the Company is presented on page 2 of this report.

   Item 7. Management's discussion and analysis of financial condition and results of operations

                              Results of Operations

   The year 1996 has been a year of tremendous change for the Company as it repositions and restructures itself to compete in the markets it serves and strives to enhance shareholder value.

   Until early 1996, the Company had operated as a vertically-integrated pulp and paper producer. However, as part of its ongoing focus to improve operations, competitive position and profitability, the Company decided to sell most of its timberlands and close its sulphite pulp mill. The pulp mill was closed in May of 1996, to reduce the Company's potential exposure to the cost of complying with certain current and proposed federal and state environmental regulations, particularly those applicable to the operation of pulp mills.

   An important part of the significant restructuring of the Company is the implementation of the 9001 standard for Quality Management Systems. ISO 9000 are certification standards issued by the Geneva-based Organization for Standardization. Approximately 11 percent of United States manufacturers have achieved this certification, and the Peshtigo facility became an ISO 9001 certified manufacturing facility in April, 1996. The facility continues to improve the quality of operations, services and products through participation of employees from all levels of the organization. The application of the Company's quality system is currently being expanded to include Plas-Techs' operations. The 9001 certification assures customers that the Company is committed to offer quality product to a global market well into the next century. The Company's quality policy is "Badger Paper Mills, Inc. will continually meet our customer's needs in a responsible manner."

   The restructuring initiatives have improved the strategic focus and competitive position of the Company. The Company has positioned itself to direct its management strengths and talent toward the dynamics of today's specialty paper industry. The implementation of a strategic plan in 1996 initiated the following mission statement: "Our mission is to enhance shareholder value through the manufacture and distribution of quality specialty products to domestic and international customers. We will effectively utilize the resources of the Company, its employees, assets, and technology, while maintaining a safe, healthy and environmentally conscious workplace."

   The Company's $7.5 million stock preparation annex project was completed in December, 1996. This annex houses a hydrapulper, a pulp conveyor to the pulper, supported by a dewiring station and roll guillotine processor, and includes a purchased pulp receiving area with two receiving docks and storage facilities for up to four days of purchased pulp inventory. Management believes this project will improve stock preparation and material handling, as well as enhance the diversity of paper grades offered and allow the Company to more efficiently execute grade changes.

                                  1996 vs. 1995

   In 1996, net sales decreased 17.7 percent to $76,276,000 from $92,648,000 during the same period in 1995. The volume of shipments in 1996 remained relatively constant compared to 1995, but the average selling price decreased by approximately 18 percent.

   Cost of sales of $72,411,000 for 1996 decreased by 14 percent from $83,890,000 in 1995. This reduction is the result of the decreased costs associated with the closing of the pup mill operations in May 1996, as well as the reduction in cost of purchased fiber of approximately 20 percent in 1996.

   Gross margins for 1996 of $3,865,000 compare to $8,758,000 a year earlier, primarily due to the decrease in paper prices.

   Selling and administrative expenses totaled $4,136,000 and $3,852,000 for 1996 and 1995, respectively. The increase for 1996 was predominately the result of the costs associated with the strategic planning initiative.

   The Company recognized a $7,430,000 charge against earnings in 1996 for costs associated with the closure of the pulp mill. Accompanied with pending environmental concerns, another critical factor in closing the pulp mill was that the Company determined it would be able to purchase its long-term pulp requirements on the open market more cost effectively than producing its own pulp. The charge includes the write down of pulp mill assets and inventories at $5,294,000, costs associated with the early retirement or severance of certain workers at $1,672,000 and provision for other miscellaneous costs of $464,000. During 1995, the Company recorded a charge of $504,000 in connection with a voluntary early retirement incentive package offered to certain employees.

   The Company also recognized a gain on sale of timberlands in 1996 of $4,873,000. The Company sold approximately 14,000 acres or 85 percent of its timberlands.

   The Company recognized an unrealized holding gain on trading securities of $307,000 in 1996 compared to a gain of $549,000 in 1995. Because the Company's investments are accounted for in a trading account, unrealized gains and losses are included in the Company's statement of operations in accordance with FASB No. 115.

   Interest expense for 1996 decreased $411,000 to $894,000 from $1,305,000 reported for 1995. The reduced level of credit line borrowings in 1996 was the major factor in this change.

   Plas-Techs contributed approximately 7 percent to the consolidated revenue of the Company and was profitable for 1996. This compares to 3.2 percent of the Company's consolidated revenue in 1995.

   The Company's effective tax rate was a 35.8 percent benefit in 1996 as compared to a 32.3 percent effective tax in 1995.

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

   Cost of sales of $83,890,000 for 1995 increased 15 percent from $72,949,000 for 1994. Production from operations remained constant from 1995 to 1994. Fiber pricing continued its upward trend with strong demand through the first half of 1995. Pulp prices rose more than 140 percent over a period of sixteen months. The additional cost relating to the increased price of pulp was in excess of $13,000,000.

   Gross margins for 1995 of $8,758,000 compared to $725,000 a year earlier, and reflected the positive impact of rising paper prices more than offsetting the increased pulp prices.

   Selling and administrative expenses totaled $3,852,000 and $3,872,000 for 1995 and 1994, respectively.

   Changes instituted in the Company's manufacturing and converting facilities resulted in increased operating efficiencies and reduced production costs. Operating results for 1995 included a charge in the amount of $504,000 taken as a result of expenses incurred in connection with a voluntary early retirement incentive package offered to hourly workers in the first quarter, 1995. This program allowed the Company to reduce the overstaffing brought about by changes implemented in the manufacturing process during 1994.

   The Company recognized an unrealized holding gain on trading securities of $549,000 in 1995 compared to an $846,000 unrealized holding loss in 1994. Because these investment securities are accounted for as a trading account, unrealized gains and losses are included in the Company's statement of operations in accordance with FASB No. 115.

   Interest expense for 1995 decreased $10,000 to $1,305,000 from $1,315,000 reported in 1994. The reduction in the amount of short-term borrowings in 1995 was offset by rising interest rates. The Company's subsidiary, Plas-Techs, contributed approximately 3.2 percent to the consolidated revenue of the Company and was profitable for 1995.

   The Company's effective tax rate was 32.3 percent in 1995 compared to a tax benefit of 40.4 percent in 1994. The 1994 tax benefit results from operating losses and exceeds the statutory rates due to research and development credits, and tax-exempt interest. Offsetting the 1994 tax benefits were state income taxes and other tax-affected items.

                         Liquidity and Capital Resources

   Capital Expenditures

   Capital expenditures were $6,856,000 in 1996 compared to $2,705,000 for 1995 and $1,654,000 for 1994. Depreciation and depletion in 1996 totaled $2,743,000, and compares to $3,224,000 and $3,323,000 reported in 1995 and
   1994, respectively.

   The largest capital project for 1996, the stock preparation area at the wet end of the paper machines, was completed in December, 1996.

   In 1997, capital expenditures are expected to approximate $5,000,000. Of this amount, $1,400,000 is slated for a new Chadwick eight-color flexographic press scheduled for startup in June 1997 at Plas-Techs. At the Peshtigo facility, approximately $1,200,000 is targeted for a new process control computer system for the Yankee paper machine.

   Capital Resources

   During 1996, the Company renegotiated a revolving credit agreement which allows for a credit line of $13,000,000. The renegotiated agreement expires April 30, 1999. The agreement requires the Company to meet certain covenants, including the maintenance of tangible net worth of not less than $17,300,000 from the date of the agreement through June 29, 1997. Tangible net worth shall then be maintained at not less than $18,500,000 from June 30, 1997 to December 30, 1997; not less than $20,000,000 from December 31, 1997 to June 29, 1998; not less than $22,000,000 from June 30, 1998 to December 30, 1998, and not less than $24,500,000 thereafter.

   Certain other covenants limit dividend and certain other restricted payments to amounts which do not result in default, and after giving effect to any such payments, the aggregate amount of each payment commencing July 1, 1996 and thereafter cannot exceed 33 percent of consolidated net income after such date.

   At December 31, 1996, $9,500,000 was outstanding under the revolving credit agreement referenced above, a $1,500,000 increase from the amount of such borrowings at December 31, 1995.

   Cash Flows

   Cash provided from operations was $5,331,000 in 1996 and $6,586,000 in 1995. The decrease relates to lower net income tax offset by an increase in proceeds from sales of marketable securities and a decrease in accounts receivable. Cash used in investing activities was $3,045,000 in 1996, compared to $1,290,000 in 1995.

   Cash provided by financing activities in 1996 was $958,000 compared to $5,836,000 in 1995. The 1996 amount included an increase in the amounts under the revolving credit agreements in the amount of $1,500,000.

   Accounting Matters

   The Company is required to adopt Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The adoption of this statement will result in the presentation by the Company of basic and diluted earnings per share, as defined by the statement, and is not expected to have a material impact on the earnings per share reported in the financial statements. Upon adoption of this statement, all prior-period earnings per share amounts will be restated to conform to the provisions of SFAS No. 128.

   Item 8.   Financial statements and supplementary data

                        REPORT OF INDEPENDENT ACCOUNTANTS

   To the Shareholders and
      Board of Directors
   Badger Paper Mills, Inc.
   Peshtigo, Wisconsin

   We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                      COOPERS & LYBRAND L.L.P.

   Milwaukee, Wisconsin
   February 4, 1997

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (dollars in thousands)

                                                  1996       1995
   ASSETS

   Current Assets:
      Cash and cash equivalents                $ 4,079    $   835
      Marketable securities                      1,800      3,138
      Accounts receivable, net                   4,556      6,955
      Inventories                                6,837      7,314
      Refundable income taxes                    1,466        173
      Deferred income taxes                        981      1,059
      Prepaid expenses and other                 1,194        560
        Total current assets                    20,913     20,034

   Property, plant, equipment and
    timberland, net                             27,405     30,340
   Property, plant and equipment held
    for sale                                     1,410         --
   Other assets                                  2,224      2,204
                                               -------    -------
        Total assets                           $51,952    $52,578
                                               =======    =======
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt        $   119    $   115
      Accounts payable                           7,409      5,823
      Accrued liabilities                        3,462      3,637
                                               -------    -------
        Total current liabilities               10,990      9,575

   Long-term debt                               18,617     17,236
   Deferred income taxes                         1,621      2,604
   Other liabilities                             1,892      1,720

   Contingencies (Note 11)
   Shareholders' equity:
      Common stock, no par value; 4,000,000
        shares authorized, 2,160,000 shares
        issued                                   2,700      2,700
      Additional paid-in capital                   178        168
      Retained earnings                         17,994     20,633
      Treasury stock, at cost, 214,870 and
        217,670 shares in 1996 and 1995,
        respectively                            (2,040)    (2,058)
                                               -------    -------
        Total shareholders' equity              18,832     21,443
                                               -------    -------
        Total liabilities and shareholders'
          equity                               $51,952    $52,578
                                               =======    =======



   The accompanying notes are an integral part of these consolidated financial statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                  (dollars in thousands, except per share data)

                                        1996         1995         1994

   Net Sales                          $76,276       $92,648     $73,674
   Cost of sales                       72,411        83,890      72,949
                                      -------       -------     -------
        Gross margin                    3,865         8,758         725

   Selling and administrative
    expenses                            4,136         3,852       3,872
   Restructuring provision              7,430           504          --
                                      -------        ------      ------
        Operating income (loss)        (7,701)        4,402      (3,147)
                                      -------        ------      ------
   Other income (expense):
     Interest and dividend income         224           375         425
     Interest expense                    (894)       (1,305)     (1,315)
     Unrealized holding gain (loss)
       on trading securities              307           549        (846)
     Gain on sale of property, plant
       and equipment and timberlands    4,871            --         460
     Miscellaneous, net                  (253)           39         183
                                       ------        ------      ------
                                        4,255          (342)     (1,093)
                                       ------        ------      ------
   Income (loss) before income taxes   (3,446)        4,060      (4,240)
   Provision (benefit) for income
     taxes                             (1,234)        1,312      (1,713)
                                      -------       -------     -------
        Net income (loss)             $(2,212)      $ 2,748     $(2,527)
                                      =======       =======     =======
        Net earnings (loss) per
         share                         $(1.14)        $1.41      $(1.29)
                                      =======       =======    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
              for the years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

                                         1996       1995       1994
   Common stock:
     Balance, December 31             $ 2,700     $ 2,700    $ 2,700
                                      -------     -------    -------
   Additional paid-in capital:
     Balance, January 1                   168         168        168
     Treasury stock issued                 10          --         --
                                      -------     -------    -------
     Balance, December 31                 178         168        168

   Retained earnings:
     Balance, January 1                20,633      18,080     20,607
     Net income (loss)                 (2,212)      2,748     (2,527)
     Cash dividends of $.22 and $.10
       in 1996 and 1995, respectively    (427)       (195)        --
                                      -------      ------    -------
     Balance, December 31              17,994      20,633     18,080

   Treasury stock:
     Balance, January 1                (2,058)     (1,828)    (1,825)

     Shares acquired (15,000 and 500
       shares in 1995 and 1994,
       respectively)                       --        (233)        (3)
     Shares issued (2,800 and 500
       shares in 1996 and 1995,
       respectively)                       18           3         --
                                      -------     -------    -------
   Balance, December 31                (2,040)     (2,058)    (1,828)
                                      -------     -------    -------
   Shareholders' equity:
     Balance, December 31             $18,832     $21,443    $19,120
                                      =======     =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

                                             1996     1995       1994

   Cash flows from operating activities:
     Net income (loss)                      $(2,212)  $2,748  $(2,527)
     Adjustments to reconcile to net cash
       provided by operating activities:
       Depreciation and depletion             2,743    3,224    3,323
       Pulp mill closure provision, net of
        cash expenditures                     6,923       --       --
       Deferred income taxes                   (905)     503   (1,537)
       Net proceeds from sales of marketable
        securities, trading                   2,533    1,174      320
       Unrealized holding (gain) loss on
        marketable securities, trading         (307)    (549)     846
       Realized loss (gain) on sale of
        marketable securities                   468      159       --
       Gain on sale of property, plant and
        equipment and timberlands            (4,871)      --     (460)
       Changes in assets and liabilities:
          Accounts receivable, net            2,399     (184)    (663)
          Inventories                          (113)    (995)   2,514
          Accounts payable and accrued
           liabilities                          719      801    1,269
          Refundable income taxes            (1,293)     126      557
          Other                                (753)    (421)    (407)
                                             ------   ------   ------
       Net cash provided by operating
        activities                            5,331    6,586    3,235
                                             ------   ------   ------
   Cash flows from investing activities:
     Additions to property, plant and
      equipment                              (6,856)  (2,705)  (1,654)
     Proceeds from sale of property, plant
      and equipment and timberlands           5,133       --      750
     Purchases of marketable securities      (3,601)    (870)      --
     Proceeds from sale of marketable
      securities                              2,245      345       --
     Restricted funds from Industrial
      Development Revenue Bond                   34    1,940       87
                                             ------   ------   ------
       Net cash used in investing activities (3,045)  (1,290)    (817)
                                             ------   ------   ------
   Cash flows from financing activities:
     Payments on long-term debt                (115)  (1,411)    (108)
     Increase (decrease) in revolving credit
       borrowings                             1,500   (4,000)  (2,000)
     Dividends paid                            (427)    (195)      --
     Acquisition of treasury stock               --     (230)      --
                                             ------    -----    -----
       Net cash provided by (used in)
        financing activities                    958   (5,836)  (2,108)
                                             ------   ------   ------
   Net increase (decrease) in cash and cash
    equivalents                               3,244     (540)     310

   Cash and cash equivalents:
     Beginning of year                          835    1,375    1,065
                                             ------   ------   ------
     End of year                             $4,079   $  835   $1,375
                                             ======   ======   ======


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

       c. Estimates: Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the finan-cial statements and the reported amounts of revenues and ex-penses during the reported period. Actual results could differ from those estimates.

       d. Cash Equivalents: For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       e. Marketable Securities: The Company classified its investments as a trading portfolio at December 31, 1995 and 1994. These investments were sold during 1996. The investment portfolio at December 31, 1996, which consists of debt securities, is classified as available for sale. The difference between cost and fair value is insignificant.

       f. Receivables: Accounts receivable are stated net of an allowance for discounts and doubtful accounts of $165,000 and $190,000 at December 31, 1996 and 1995, respectively.

   1.  Summary of Significant Accounting Principles, continued:

       g. Inventories: Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (LIFO) basis.

       h. Property, Plant, Equipment and Timberlands: These assets are stated at cost, less depreciation and depletion. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets, and depletion on timberlands is determined on the cost method.

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

       k. Research and Product Development Costs: Research and product development costs related to potential new products and appli-cations are expensed when incurred. These costs totaled $862,000, $300,000 and $200,000, for 1996, 1995 and 1994,
             respectively, and are included in cost of sales.

       l. Net Earnings Per Share: Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,944,699 shares, 1,953,868 shares and 1,957,163 shares in 1996, 1995 and 1994, respectively).

       m. Reclassifications: Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

   2.  Inventories:

       The major classes of inventories at December 31, 1996 and 1995 are as follows (in thousands):

                                          1996         1995

   Raw materials                         $  994       $3,483
   Work-in-process and finished stock     4,122        3,831
   Pulpwood inventory to be sold          1,721           --
                                         ------       ------
                                         $6,837       $7,314
                                         ======       ======

       The current cost of raw materials, work-in-process and finished stock inventories valued on the LIFO cost method approximated $8,380,000 and $12,709,000 at December 31, 1996 and 1995, respectively. It is not practical to separate finished stock and work-in-process inventories.

       As a result of the pulp mill closure, the remaining pulpwood inventory will not be used in production. This inventory has been recorded at its net realizable value.

   3.  Property, Plant, Equipment and Timberlands:

       The major classes of property, plant, equipment and timberlands at December 31, 1996 and 1995 are as follows (in thousands):

                                                1996            1995
       Land                                  $    120       $    117
       Buildings                                8,083          7,440
       Machinery, equipment and railroad
        siding                                 50,802         67,925
       Timberlands                                 79            533
       Construction-in-progress                 3,478            480
                                              -------        -------
                                               62,562         76,495
       Accumulated depreciation and
        depletion                              35,157         46,155
                                              -------        -------
                                              $27,405        $30,340
                                              =======        =======

       At December 31, 1996 and 1995, $16,749,000 and $21,810,000, respec-
       tively, of fully depreciated assets were still in use. The property, plant and equipment held for sale relates to the closure of the pulp mill.

       During 1996, the Company sold timberlands for $5,051,000 resulting in a gain of $4,873,000.

   4.  Accrued Liabilities:

       Accrued liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                         1996           1995
   Compensation and related taxes      $1,965         $2,232
   Profit sharing                         723            668
   Other                                  774            737
                                        -----          -----
                                       $3,462         $3,637
                                        =====          =====

   5.  Debt:

       Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                          1996           1995
   Revolving credit agreement          $ 9,500        $ 8,000
   Industrial Development Revenue        7,550          7,617
   Bonds (IDRBs)
   Urban Development Action Grant        1,686          1,734
                                        ------         ------
                                        18,736         17,351
   Current portion                         119            115
                                        ------         ------
                                       $18,617        $17,236
                                        ======         ======

       The Company's revolving credit facility provides for borrowings up to $13 million and extends to April 30, 1999. A commitment fee of 3/8% is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 1.5% (totaling 7.0% at December 31, 1996). Borrowings are collateralized by inventory, accounts receivable, marketable securities and certain property, plant and equipment.

       Certain of the IDRBs are due in monthly installments of $5,555 plus interest through maturity in 1999. The remaining IDRBs are due at maturity in 2006. Interest on the IDRBs is payable monthly at floating rates determined by remarketing agents (4.2% at December 31, 1996) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. The average rate in 1996 for these bonds was 3.6%.

       The IDRBs are collateralized by bank letters of credit expiring in 1998. The Company pays annual fees at 1% of the amount available under the letters of credit. As amended in August 1996, the letters of credit require, among other items, the Company to maintain minimum tangible net worth of $17,300,000 through June 1997 and increasing at varying levels to $24,500,000 at December 31, 1998 and a current ratio of 1.9 to 1.0 or greater. Additionally, dividends and treasury stock purchases are limited to 33% of the Company's cumulative net income from July 1, 1996.

       The Urban Development Action Grant is due in monthly installments of $15,437, including interest at an effective rate of approximately 6.5%, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment. The carrying amount of the Company's long-term debt approximates fair value.

       Future maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

        Year ending December 31,
                  1997                     $   119
                  1998                         123
                  1999                       9,628
                  2000                       1,516
                  Thereafter                 7,350
                                           -------
                                           $18,736
                                           =======

   6.   Income Taxes:

        The benefit for income taxes consists of the following (in thou - sands):

                                   1996       1995       1994
   Currently payable
     (refundable):
        Federal                 $  (359)     $  800   $  (188)
        State                        30           9        12
                                 ------       -----     -----
                                   (329)        809      (176)

   Deferred:
        Federal                    (915)        503    (1,538)
        State                        10           -         1
                                 ------      ------    ------
                                   (905)        503    (1,537)
                                 ------      ------    ------
                                $(1,234)     $1,312   $(1,713)
                                 ======      ======    ======

        The significant differences between the effective tax rate and the statutory federal tax rates are as follows:


                                     1996         1995         1994
   Statutory Federal tax rate       (34.0)%       34.0%       (34.0)%
   Tax-exempt interest               (0.4)        (1.3)        (1.1)
   State taxes                        0.8          0.1          0.2
   Research & development
    credits, net                        -            -         (6.4)
   Other                             (2.2)        (0.5)         0.9
                                     -----        -----         ----
   Effective tax rate               (35.8)%       32.3%       (40.4)%
                                     =====        =====        =====

        The components of the deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows (in thousands):

                                        1996           1995
   Deferred tax assets:
     Accounts receivable             $     43       $     51
     Inventories                          370            287
     Accrued expenses                     550            657
     Deferred compensation                152            174
     Postretirement benefits              585            471
     Unrealized loss on
       securities                           3            110
     Tax credit carryforward            2,381          2,774
     State net operating loss
       carryforwards                      466            441
     State credit carryforwards         1,146          1,003
     Valuation allowance               (1,393)        (1,079)
                                       ------         ------
                                        4,303          4,889
   Deferred tax liabilities:
     Fixed assets                       4,943          6,434
                                       ------         ------
   Net liability                     $    640       $  1,545
                                       ======         ======

     For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $542,000 and $1,839,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $11,572,000 and $1,737,000, respectively. Certain carryforwards expire at various times over the next 10-15 year period. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused.

    7.  Employee Benefits:

     The Company has profit sharing plans covering substantially all employees. Contribution expenses associated with these plans were $723,000, $668,000 and $679,000 in 1996, 1995 and 1994, respectively.

    8.  Supplemental Cash Flow Information:

     At December 31, 1996, 1995 and 1994, accounts payable included $732,000, $97,000 and $132,000, respectively, for property and equipment additions.

     Cash paid for interest and income taxes was as follows (in thousands):

                            1996       1995       1994
   Interest                  $876    $1,406     $1,340
   Income taxes               937       683       (733)


    9.  Major Customers:

     Sales to a customer, which represents over 10 percent of the Company's net sales, were $12,030,000 and $10,732,000 in 1996 and 1995. In 1994, there were no customers which represented over 10 percent of the Company's net sales.

   10.  Restructuring Provisions:

     During 1996, the Company recorded a charge of $7,430,000 resulting from the closure of the pulp mill. The charge includes the write down of pulp mill assets and inventories ($5,294,000), costs associated with the early retirement or severance of certain workers ($1,672,000) and provision for other miscellaneous costs ($464,000). During 1995, the Company recorded a charge of $504,000 in connection with a voluntary early retirement incentive package offered to certain employees.

   11.  Contingencies:

     The Company is responsible for the closure of a solid waste landfill, estimated to occur in 1997. The Wisconsin Department of Natural Resources is presently considering the Company's proposed methods and
     materials to be used in closing the site.   The range of the costs
     associated with this closure, depending upon the methods and materials used, is estimated to be $200,000 to $1,000,000. The Company is accruing the low end of the range.



   PART III

   Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

        No such disagreements have occurred.

   Item 10.  Directors and executive officers of the registrant

        (a)  Directors of the registrant

        The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

        (b)  Executive officers of registrant

                                                           Period Served
         Name           Age          Office                In This Office

   Claude L. Van Hefty   58  President                     2 1/3 years
                             Previously Vice               1 1/2 years
                             President/Lignin Sales
                              & Fiber Procurement
                             Previously Vice President,    1 year
                             General Manager Dayton
                              Division
                             Director of Purchasing        13 1/4 years

   Michael J. Bekes      39  Vice President/COO            1 year
                             Vice President/COO,           1 1/2 years
                              Fletcher Paper Co.
                             Mill Manager, Fletcher          1/2 year
                              Paper Co.
                             Manager of Operations,        5 1/2 years
                             Fletcher Paper Co.

   Ralph C. Kinzel       62  Vice President of             4 1/4 years
                             Environmental Affairs
                              and Technical Services
                             Previously Manager of         12 3/4 years
                              Environmental Affairs
                              and Technical Services

   Miles L. Kresl, Jr.   57  Vice President/               3 3/4 years
                              Administration
                             Secretary                     17 1/4 years
                             Treasurer                     15 3/4 years

   Clifton A. Martin     45  Vice President, General         3/4 year
                             Manager, Plas-Techs, Inc.
                             General Manager, Plas-Techs,  3 3/4 years
                              Inc.
                             Sales Representative          6 1/2 years

   Mark C. Neumann       37  Vice President/Sales          1 3/4 years
                             Director of Marketing         2 3/4 years
                             Sales Representative          7 1/2 years

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

   ITEM 11.  Executive compensation

        The information required by this Item is incorporated by reference from the information included under the captions "Executive Compensation", "Report of Compensation Committee on Annual Executive Management Compensation", and "Compensation Committee Interlocks and Insider Participation" set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

   Item 12.  Security ownership of certain beneficial owners and management

        (a)  Security ownership of certain beneficial owners

        The information required by this Item is incorporated by reference from the information included under the caption, "Stock Ownership of Certain Beneficial Owners and Management", set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

        (b)  Security ownership of management

        The information required by this Item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management," and "Election of Directors", set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

   Item 13.  Certain relationships and related transactions

        The information required by this Item is incorporated by reference from the information included under the caption, "Election of Directors", set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.



   PART IV

   Item 14.  Exhibits, financial statement schedules and reports on From 8-K

        (a)  (1)  List of financial statements:

             The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                 Pages
   Report of Independent Accountants . . . . . . . . . . . . .    12
     Consolidated balance sheets, December 31, 1996 and 1995 .    13
     Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994 . . . . . . . . . . .    14
     Consolidated Statements of Changes in Shareholders' Equity
        for the years ended December 31, 1996, 1995 and 1994 .    15
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994 . . . . . . . . . . .    16
     Notes to Financial Statements . . . . . . . . . . . . . .    17

        (a)  (2)  List of financial schedules:

                  The following is a listing of data submitted herewith:

                                                                Pages
   Report of Independent Accountants on Financial Statement
    Schedule . . . . . . . . . . . . . . . . . . . . . . . . .   30
   Schedule for the years ended December 31, 1996, 1995 and
    1994:                                                        31
     II Valuation and Qualifying Accounts and Reserves   . . .

        Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

        (a) (3)  Exhibits

            (3)  (i)   Restated Articles of Incorporation, as amended.

                 (ii)  By-laws as amended through March 13, 1997.

            (4)  (i)   U. S. $18,000,000 Credit Agreement by and among Badger
                       Paper Mills, Inc., New Riverview Holdings, Inc., Plas-
                       Techs, Inc., and Harris Trust and Savings Bank, indi-vidually and as agent and PNC Bank, Ohio National
                       Association dated as of June 30, 1993. (Incorporated by reference to Exhibit 4 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended September
                       30, 1993).

                 (ii) Waiver and First Amendment thereto dated as of June 30, 1993 (Incorporated by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                 (iii) Second Amendment thereto dated as of March 31, 1994
                       (Incorporated by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1994).

                 (iv) Third Amendment thereto dated August 31, 1994 (Incorporated by reference to Exhibit 4(iv) to the Company's Annual Report on Form 10-K for the year December 31, 1994).

                 (v) Fourth Amendment thereto dated February 17, 1995 (In-corporated by reference to Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                 (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

                 (vii) Sixth Amendment and Waiver dated August 9,1996
                       (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

            (10)       Material Contracts:**

                 (i) Supplemental Executive Retirement Plan dated December 18, 1992. (Incorporated by reference to Exhibit 10
                       (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                 (ii) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Edwin A. Meyer, Jr. (Incorporated by reference to Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                 (iii) Health Insurance Retirement Benefit Agreement dated
                       July 22, 1992, between the Company and Bennie C. Burish. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                 (iv) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorpo-rated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                 (v) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty.

            (23)       Consent of Independent Public Accountants.

            (27)       Financial Data Schedule (EDGAR version only).

            (99) Definitive Proxy Statement for 1996 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

          ** Each of the "material contracts" represents a management compensatory agreement or arrangement.

        (b) Reports on Form 8-K:

            None.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   DATE:  March 27, 1997

                            BADGER PAPER MILLS, INC.


                             /s/ Claude L. Van Hefty
                            Claude L. Van Hefty, President
                            (Chief Executive Officer)


                             /s/ Miles L. Kresl, Jr.
                            Miles L. Kresl, Jr.
                            Vice President/Administration
                            Corporate Secretary, Treasurer
                            (Principal Financial Officer)


                             /s/ George J. Zimmerman
                            George J. Zimmerman
                            Controller
                            (Chief Accounting Officer)

   Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   /s/ James L. Kemerling              Director    March 27, 1997
   James L. Kemerling

   /s/ Thomas J. Kuber                 Director    March 27, 1997
   Thomas J. Kuber

   /s/ Earl R. St. John, Jr.           Director    March 27, 1997
   Earl R. St. John, Jr.

   /s/ Ralph D. Searles                Director    March 27, 1997
   Ralph D. Searles

   /s/ Claude L. Van Hefty             Director    March 27, 1997
   Claude L. Van Hefty

                        REPORT OF INDEPENDENT ACCOUNTANTS



   To the Shareholders and
       Board of Directors
   Badger Paper Mills, Inc.
       and Subsidiary
   Peshtigo, Wisconsin


   Our report on the financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 12 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.


   Milwaukee, Wisconsin
   February 4, 1997

   Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1996, 1995 and 1994 (in thousands)

            Column A            Column B    Column C    Column D   Column E

                                           Additions
                               Balance at  Charged to               Balance
                               Beginning   Costs and               at End of
           Description          of Year     Expenses   Deductions    Year


    Deducted in the balance
    sheet from the assets to
    which they apply:

     Allowance for discounts
       and doubtful
       accounts:

      Year ended December
       31, 1996:                $  136      $1,249     $1,258 (A)   $ 127
        Doubtful accounts           54         896        412 (B)      38
                                ------      ------     ------       -----
        Discounts               $  190      $2,145     $2,170       $ 165
                                ======      ======     ======       =====

      Year ended December
       31, 1995:                $  233      $  661     $  758 (A)   $ 136
        Doubtful accounts           53       1,052      1,051 (B)      54
                                ------      ------     ------       -----
        Discounts               $  286      $1,713     $1,809       $ 190
                                ======      ======     ======       =====

      Year ended December
       31, 1994:                $  171      $  772     $  710 (A)   $ 233
        Doubtful accounts           38         825        810 (B)      53
                                ------      ------     ------       -----
        Discounts               $  209      $1,597     $1,520       $ 286
                                ======      ======     ======       =====

   (A) Write-off of uncollectible accounts.
   (B) Discounts taken and allowed.

   Column C(2) has been omitted as the answer would be "None."

                             STOCKHOLDER INFORMATION

   Market makers:                Stock transfer agent:
   Robert W. Baird & Co., Inc.   Harris Trust & Savings Bank
   Herzog, Heine, Geduld, Inc.   111 West Monroe Street
                                 Chicago, Illinois  60690



   Stock price and dividend information: The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported on the Nasdaq National Market.

                           1996                1995
    Quarter           High      Low       High      Low

    First . . . .   $16.00    $14.50    $15.25    $ 9.25

    Second  . . .    15.75     13.75     15.75     14.00
    Third . . . .    14.75     10.75     16.25     14.44
    Fourth  . . .    12.50      8.00     16.75     15.00

   Quarterly Dividends Per Share: Dividend rates are established by the Board of Directors. The Company's line of credit maintains certain covenants which control the payment of dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."

    Quarter                        1996        1995


    First . . . . . . . . . .      $.05      $  -
    Second  . . . . . . . . .       .05         -
    Third . . . . . . . . . .       .06         .05
    Fourth  . . . . . . . . .       .06         .05
                                   ----        ----
                         Total     $.22        $.10
                                   ====        ====

   Annual meeting of shareholders: The annual meeting of shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 13, 1997, at 10:00 a.m.

                        DIRECTORS AND OFFICERS



       Board of directors:                   Corporate officers:

       James L. Kemerling,                   Claude L. Van Hefty
         Consultant                            President and CEO

       Thomas J. Kuber                       Michael J. Bekes
         President,                            Vice President and COO
           K&K Warehousing;
         CEO, Great Lakes Pulp &             Ralph C. Kinzel
           Fibre, Inc.                         Vice President of
                                                 Environmental and
       Earl R. St. John, Jr.                     Technical Service
         Owner and President
         Earl St. John Forest                Miles L. Kresl, Jr.
           Products, Inc.                      Vice President/
         St. John Trucking, Inc.                 Administration,
                                                 Treasurer and
       Ralph D. Searles                          Corporate Secretary
         President and CEO,
           Great Northern Corp.              Clifton A. Martin
                                               Vice President, General
       Claude L. Van Hefty                       Manager, Plas-Techs, Inc.
         President and CEO
         Badger Paper Mills, Inc.            Mark C. Neumann
                                               Vice President/Sales

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


   Exhibit No.                   Description

   (3)   (i)     Restated Articles of Incorporation, as amended.

         (ii)    By-laws as amended through March 13, 1997.

   (4)   (i)     U. S. $18,000,000 Credit Agreement by and among Badger Paper
                 Mills, Inc., New Riverview Holdings, Inc., Plas-Techs, Inc., and Harris Trust and Savings Bank, individually and as agent and PNC Bank, Ohio National Association dated as of June 30,
                 1993. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

         (ii) Waiver and First Amendment thereto dated as of June 30, 1993 (Incorporated by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1994).

         (iii) Second Amendment thereto dated as of March 31, 1994 (In-corporated by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1994).

         (iv) Third Amendment thereto dated August 31, 1994 (Incorporated by reference to Exhibit 4(iv) to the Company's Annual Report on Form 10-K for the year December 31, 1994).

         (v) Fourth Amendment thereto dated February 17, 1995 (In-corporated by reference to Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1994).

         (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995).

         (vii) Sixth Amendment and Waiver dated August 9,1996 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   (10)          Material Contracts:**

         (i) Supplemental Executive Retirement Plan dated December 18, 1992. (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

         (ii) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Edwin A. Meyer, Jr. (Incorporated by reference to Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

         (iii) Health Insurance Retirement Benefit Agreement dated July 22, 1992, between the Company and Bennie C. Burish.
                 (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1993).

         (iv) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

         (v) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty.

   (23)          Consent of Independent Public Accountants.

   (27)          Financial Data Schedule (EDGAR version only).

   (99) Definitive Proxy Statement for 1996 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

       ** Each of the "material contracts" represents a management compensatory agreement or arrangement.