Form 10-Q
period 1997-03-31
BADGER PAPER MILLS INC
filed 1997-05-15
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of April 30, 1997, 1,945,430.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                          Pages

   FINANCIAL INFORMATION

        Condensed Consolidated Interim Statements of
        Operations and Retained Earnings -
        Three Months Ended March 31, 1997 and 1996           3

        Condensed Consolidated Balance Sheets -
        March 31, 1997 and December 31, 1996                 4

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1997 and 1996           5

        Notes to Condensed Consolidated
        Financial Statements                               6-7

   MANAGEMENT'S DISCUSSION AND ANALYSIS                    7-8

   OTHER INFORMATION

        Submission of Matters to a
        Vote of Security Holders                             8

        Exhibits and Reports on Form 8-K                     9

   SIGNATURES                                               10

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                    Three Months Ended
                                             March 31, 1997   March 31, 1996

    Net Sales                                     $16,213         $18,454

    Cost of Sales                                  16,275          18,299
                                                  -------         -------
         Gross (Loss) Margin                          (62)            155

    Selling and Administrative Expenses             1,052             929
                                                  -------         -------
         Operating Loss                            (1,114)           (774)

    Other Income, Net                                 102              30

    Interest Expense                                 (293)           (259)
                                                  -------         -------
         Loss Before Income Taxes                  (1,305)         (1,003)

    Income Tax Benefit                               (444)           (341)
                                                  -------         -------
         Net Loss                                    (861)           (662)

                                                  -------         -------
    Retained Earnings, Beginning of Period         17,994          20,635

    Cash Dividends                                      -             (97)

    Unrealized Loss on Securities
     Held for Sale                                      -              (6)
                                                  -------         -------

    Retained Earnings, End of Period              $17,133         $19,870
                                                  =======         =======

    Net Loss Per Share                            ($0.44)         $(0.34)

    Dividends Per Share                                -           $0.05

    Average Shares Outstanding                  1,945,130       1,943,730


    See Notes to Condensed Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)




                                         March 31, 1997   December 31, 1996

   ASSETS:
   Current Assets:
      Cash & Cash Equivalents                $ 2,802        $   4,079
      Marketable Securities                    1,296            1,800
      Accounts Receivable - Net                5,189            4,556
      Deferred Income Taxes                      981              981
      Inventories                              7,688            6,837
      Refundable Income Taxes                    394            1,466
      Other Current Assets                     1,042            1,194
                                             -------         --------
         Total Current Assets                 19,392           20,913

   Property, Plant, Equipment &
    Timberlands                               64,342           62,563
      Less Allowance for Depreciation
        & Depletion                          (35,564)         (35,158)
                                             -------         --------
         Total Property, Plant,
           Equipment & Timberlands            28,778           27,405
   Property, Plant, Equipment Held for
    Sale, Net                                  1,009            1,410
   Other Assets
                                               2,353            2,224
                                             -------         --------

   TOTAL ASSETS                              $51,532          $51,952
                                             =======          =======
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current Liabilities:
      Current Portion of Long-Term Debt
                                           $     119         $    119
      Accounts Payable                         6,475            7,409
      Accrued Liabilities                      2,512            3,462
                                            --------          -------
         Total Current Liabilities             9,106           10,990
   Deferred Income Taxes                       1,621            1,621
   Long Term Debt                             21,004           18,617
   Other Liabilities                           1,830            1,892
                                             -------          -------
         Total Liabilities                    33,561           33,120
                                             -------          -------
   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued                  2,700            2,700
   Additional paid-in capital                    178              178
   Retained Earnings                          17,133           17,994
   Less treasury shares at cost:
   214,870 - 3/31/97; 214,870 - 12/31/96      (2,040)          (2,040)
                                             -------          -------
         Total Stockholders' Equity           17,971           18,832
                                             -------          -------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $51,532          $51,952
                                             =======          =======

    See Notes to Condensed Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                   Three Months Ended
                                            March 31, 1997    March 31, 1996

   Cash Flows from Operating Activities:
     Net Loss                                        ($861)           ($662)
     Adjustments to Reconcile to Net Cash
       used in Operating Activities:
     Depreciation                                      733              866
     Net Proceeds from Sales
       of Marketable Securities, Trading                 -              437
     Increase in Accounts Receivables, Net            (633)            (406)
     Increase in Inventories                          (851)            (880)
     Decrease in Accounts Payable
       and Accrued Liabilities                      (1,354)            (271)
     Decrease (Increase) Other                       1,036             (276)
                                                   -------          -------
        Net Cash Used In Operating Activities       (1,930)          (1,192)
                                                   -------          -------
   Cash Flows From Investing Activities:
     Additions to Property, Plant
      and Equipment, Net                            (2,234)            (425)
     Sales of Marketable Securities                    500              100
     Purchase of Marketable Securities                   -             (740)
                                                   -------          -------
     Net Cash Used In Investing Activities          (1,734)          (1,065)
                                                   -------          -------
   Cash Flows from Financing Activities:
    Increase in Long-Term Debt, Net                  2,387            1,988
    Dividends Paid                                      -               (97)
                                                   -------          -------
        Net Cash Provided by
          Financing Activities                       2,387            1,891
                                                   -------          -------
   Net Decrease in Cash and Cash Equivalents        (1,277)            (366)
   Cash and Cash Equivalents:
     Beginning of Period                             4,079              835
                                                   -------          -------
     End of Period                              $    2,802      $       469
                                                   =======          =======


    See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   A.   BASIS OF PRESENTATION

   The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

   B.   INCOME TAXES

   The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% benefit for the quarters ended March 31, 1997 and 1996.

   C.     EARNINGS PER SHARE

   Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding.

   D.     INVENTORIES

   The major classes of inventories are as follows (in thousands):

                                                  March 31,      December 31,
                                                    1997             1996
     Raw materials                                $   963         $   994
     Work in process and finished stock             5,066           4,122
     Pulpwood inventory to be sold                  1,659           1,721
                                                   ------          ------
                                                  $ 7,688         $ 6,837
                                                   ======          ======
   E.     CONTINGENCIES

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


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

   Sales for the first quarter, 1997, were $16,213,000 or 12.1% less than the $18,454,000 reported for the same period in 1996. The volume of paper shipments remained relatively constant as compared to the first quarter of 1996, but paper pricing continued to be soft as the average selling price was down approximately 14% in the first quarter of 1997 as compared to the first quarter of 1996. Paper prices continuously deteriorated over the past six months and have modestly recovered in the early stages of the second quarter of 1997.

   In the first quarter, 1997, cost of sales decreased by 11.1% to $16,275,000, compared to $18,299,000 in 1996. The major decrease in cost of sales are the reduction of costs associated with the pulp mill, which was closed in the second quarter of 1996. The Company experienced a negative gross margin as it took approximately 10% downtime in its papermaking operations as a result of the weak demand across all grade structures.

   Selling and administrative expenses increased by 13.2% in the first quarter, 1997, as compared to 1996, $1,052,000 in 1997 and $929,000 in
   1996. The increase was in part due to costs associated with professional outside services.

   Liquidity and Capital Resources

   Cash used in operating activities totaled $1,930,000 for the first quarter of 1997 and compares to cash used in operating activities of $1,192,000 for the first quarter of 1996. The major factors contributing to the increase in 1997 include a $851,000 increase in inventories, $1,354,000 decrease in accounts payable and accrued liabilities, and a $633,000 increase in accounts receivable.

   Capital expenditures during the first quarter, 1997 exceeded depreciation. Capital expenditures increased as the result of the new stock preparation system and the purchase of an eight-color central impression flexographic printing press at Plas-Techs in Oconto Falls.

   As of March 31, 1997, the Company's capital resources for funding ongoing operations and capital expenditures included $1,296,000 in marketable securities and a $13,000,000 revolving credit agreement through 1999, of which $11,900,000 is currently used. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Accounting Matters

   The Company is required to adopt Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," into its financial statements in the year ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The adoption of this statement will result in the presentation by the Company of basic and, as appropriate, diluted earnings per share, as defined by the statement, and is not expected to have a material impact on the earnings per share reported in the financial statements. Upon adoption of this statement, all prior-period earnings per share amounts will be restated to conform to the provisions of SFAS No. 128.


                           PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

          (a) On Thursday, January 23, 1997, at 10:00 a.m., a special meeting of shareholders of Badger Paper Mills, Inc. was held at the Best Western Riverfront, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

          (b) Shareholders voted against a shareholder proposal to approve the restoration of voting power pursuant to Section 180.1150 of the Wisconsin Business Corporation Law. The vote tallied 1,166,087 shares "Against," 416,176 shares "For", and 27,701 shares abstaining.

   Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits:

                (27)   Financial data schedule

     (b)     Reports on Form 8-K:

                There were no reports filed on Form 8-K in the first quarter of 1997.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BADGER PAPER MILLS, INC.
                                                           (Registrant)


   DATE:  May 15, 1997                       By /s/ Claude L. Van Hefty
                                                      Claude L. Van Hefty
                                                                President
                                                (Chief Executive Officer)

   DATE:  May 15, 1997                       By /s/ Miles L. Kresl, Jr.
                                                      Miles L. Kresl, Jr.
                                           Vice President/Administration,
                                         Corporate Secretary, & Treasurer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.             Description

      27             Financial Data Schedule