Form 10-Q
period 1997-06-30
BADGER PAPER MILLS INC
filed 1997-08-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of June 30, 1997, 1,941,130.

   Indicate total number of pages contained in document filed: 10.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                                        Pages

   FINANCIAL INFORMATION

   Condensed Consolidated Interim Statements of
     Operations and Retained Earnings -
     Quarter and Six Months Ended
     June 30, 1997 and 1996                                               3

   Condensed Consolidated Balance Sheets - June 30, 1997 and
     December 31, 1996                                                    4

   Condensed Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 1997 and 1996                                         5

   Notes to Condensed Consolidated Financial Statements                 6-7

   MANAGEMENT DISCUSSION AND ANALYSIS                                   7-8

   OTHER INFORMATION

   Submission of Matters to a Vote of
     Security Holders                                                     9

   Exhibits and Reports on Form 8-K                                       9

   SIGNATURES                                                            10

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

   (dollars in thousands, except per share data)


                                Three Months Ended         Six Months Ended
                               June 30,     June 30,     June 30,    June 30,
                                 1997        1996          1997       1996

   Net Sales                   $17,819     $20,778       $34,033    $39,232
   Cost of Sales                16,457      18,434        32,733     36,733
                             ---------   ---------    ----------    -------
     Gross Margin                1,362       2,344         1,300      2,499

   Selling and Administrative
     Expenses                    1,017       1,037         2,068      1,966
   Pulp Mill Closure
     Costs                           -       7,430             -      7,430
                             ---------   ---------    ----------    -------
     Operating Income
       (Loss)                      345      (6,123)         (768)    (6,897)

   Other Income, Net               125           -           226         30
   Gain on Sale of
     Timberlands                     -       4,620             -      4,620
   Interest Expense               (349)       (267)         (642)      (526)
     Income (Loss) Before
       Income Taxes                121      (1,770)       (1,184)    (2,773)

   Income Tax Expense
     (Benefit)                      41        (602)         (403)      (943)
                             ---------   ---------     ---------    -------
       Net Earnings (Loss)          80      (1,168)         (781)    (1,830)
                             ---------   ---------     ---------    -------
   Retained Earnings,
     Beginning of Period        17,133      19,869        17,994     20,635

   Cash Dividends                    -         (97)            -       (195)
   Unrealized Loss on
     Securities Held
     for Sale                        -           6             -          -
                             ---------   ---------     ---------    -------
   Retained Earnings,
     End of Period             $17,213     $18,610       $17,213    $18,610
                             =========   =========     =========    =======
     Net Earnings (Loss)
       Per Share                 $0.04      ($0.60)       ($0.40)    ($0.94)

   Dividends Per Share               -       $0.05             -      $0.10

   Average Shares
     Outstanding             1,945,130   1,945,130     1,945,130  1,944,330

             See Notes to Condensed Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   (dollars in thousands)

                                             June 30, 1997   December 31, 1996

   ASSETS:
   Current Assets:
      Cash & Cash Equivalents                     $3,126              $4,079
      Marketable Securities                        1,305               1,800
      Accounts Receivable - Net                    6,281               4,556
      Deferred Income Taxes                          981                 981
      Inventories                                  6,887               6,837
      Refundable Income Taxes                        394               1,466
      Other Current Assets                           840               1,194
                                               ---------           ---------
         Total Current Assets                     19,814              20,913

   Property, Plant, Equipment & Timberlands       65,921              62,563
      Less Allowance for Depreciation
        & Depletion                              (36,570)            (35,158)
                                               ---------           ---------
         Total Property, Plant, Equipment
           & Timberlands                          29,351              27,405
   Property, Plant, Equipment Held
      for Sale, Net                                  574               1,410
   Other Assets                                    2,437               2,224
                                               ---------           ---------

   TOTAL ASSETS                                  $52,176             $51,952
                                               =========           =========
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current Liabilities:
      Current Portion of Long-Term Debt              119                 119
      Accounts Payable                             6,170               7,409
      Accrued Liabilities                          2,469               3,462
                                               ---------           ---------
         Total Current Liabilities                 8,758              10,990

   Deferred Income Taxes                           1,621               1,621
   Long Term Debt                                 21,991              18,617
   Other Liabilities                               1,755               1,892
                                               ---------           ---------
      Total Liabilities                           34,125              33,120

   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued                      2,700               2,700
   Additional paid-in capital                        178                 178
   Retained Earnings                              17,213              17,994
   Less treasury shares at cost:
   214,870 - 6/30/97; 214,870 - 12/31/96          (2,040)             (2,040)
                                               ---------           ---------
        Total Stockholders' Equity                18,051              18,832

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $52,176             $51,952
                                               =========           =========

   See Notes to Condensed Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

   (dollars in thousands)
                                                    Six Months Ended
                                                  June 30,           June 30,
                                                    1997              1996

   Cash Flows from Operating Activities:
     Net Loss                                     ($ 781)            ($1,830)
     Adjustments to Reconcile to
       Net Cash Provided By
       (Used In) Operating Activities:
     Depreciation                                  1,466               1,570
     Net Proceeds from Sales of
       Marketable Securities                         490               2,064
     Unrealized Loss (Gain) on
       Marketable Securities                           4                (304)
     Gain on Sale of Timberlands                       -              (4,620)
     Increase in Accounts Receivables, Net        (1,725)             (1,005)
     Increase in Inventories                         (50)               (740)
     Decrease (Increase) in Accounts Payable
       and Accrued Liabilities                    (2,232)                928
    Decrease (Increase) Other                      1,076                (551)
                                               ---------           ---------
       Net Cash Used in
         Operating Activities                     (1,752)             (4,488)
                                               ---------           ---------

    Cash Flows From Investing
      Activities:
    (Additions to) Retirements from
      Property, Plant and Equipment, Net          (2,575)              5,337
    Proceeds from Sale of Timberlands                  -               4,780
    Decrease in Restricted Funds from
      Industrial Revenue Bonds                         -                  34
                                               ---------           ---------
       Net Cash (Used In) Provided by
         Investing Activities                     (2,575)             10,151
                                               ---------           ---------

   Cash Flows from Financing Activities:
    Increase to (Payments on) Long-Term Debt       3,374              (3,024)
     Sale of Treasury Stock                            -                  28
     Dividends Paid                                    -                (195)
                                               ---------           ---------
       Net Cash Provided By (Used in)
         Financing Activities                      3,374              (3,191)
                                               ---------           ---------

     Net (Decrease) Increase in Cash
       and Cash Equivalents                         (953)              2,472
     Cash and Cash Equivalents:
       Beginning of Period                         4,079                 835
                                               ---------           ---------
       End of Period                              $3,126              $3,307
                                               =========           =========


           See Notes to Condensed Consolidated Financial Statements.

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

   B.   INCOME TAXES

        The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for the quarter and a 34% benefit for the six months ended June 30, 1997. For the quarter and six months ended June 30, 1996, the Company provided for a 34% benefit, resulting from the Company's operating losses during such periods.

   C.   EARNINGS PER SHARE

        Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

   D.   INVENTORIES

        The major classes of inventories are as follows (in thousands):

                                               June 30,       December 31,
                                                1997              1996

   Raw materials                               $1,078           $   994
   Work in process and finished stock           4,684             4,122
   Pulpwood Inventory to be sold                1,125             1,721
                                              -------           -------

                                               $6,887            $6,837
                                              =======           =======

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


   ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

   Results of Operations

   Sales for the second quarter, 1997 totaled $17,819,000 compared to $20,778,000 for the second quarter, 1996 or a 14.2% decrease. Shipments decreased by 13.1% and average selling price decreased by 1.5% during the second quarter 1997 compared to the same period of the prior year.

   Sales for the six-month period ending June 30, 1997, were $34,033,000 compared to $39,232,000 for the same period a year ago. The decreased revenue for the first six months of 1997 is reflective of an approximate 7% decrease in both shipments and average selling price compared to the same period of 1996.

   Cost of sales decreased 10.7% and 10.9% respectively for the second quarter and six months of 1997, compared to the same periods a year earlier. The reduction in the volume of shipments plus the elimination of costs associated with the pulp mill, which was closed in the second quarter of 1996, were the major factors in the decrease.

   Selling and administrative expenses decreased 1.9% to $1,017,000 for the second quarter 1997, from $1,037,000 reported for the same period a year earlier. Selling and administrative expenses increased 5.2% to $2,068,000 for the first six months of 1997 from $1,966,000 for the first six months of 1996. The increase in 1997 was in part due to costs associated with market development.

   The Company recorded a second quarter, 1996 charge in the amount of $7,430,000 resulting from the closure of the pulp mill. The charge included the write-off of pulp mill fixed assets and inventories, costs associated with early retirement or severance of certain workers, and a provision for ongoing maintenance and security costs. The charge for the discontinued pulp operations was partially offset by a second quarter gain in the amount of $4,620,000 from the sale of timberlands located in Northern Wisconsin and the Upper Peninsula of Michigan. These timberlands were no longer compatible with the Company's fiber requirements. Proceeds from the sale of the timberlands were used to retire debt. Excluding the charge related to the discontinued pulp operations and the gain related to the sale of the timberlands, the Company's second quarter, 1996 net income was $686,000, or $.35 per share.

   The Company committed itself to extensive product restructuring and grade transition in the first half of 1997. Through new product development, a number of new grades have been introduced to the Company's specialty paper markets. These include dye sublimation grades, the complete eleven-color line of Northern Brights/R/, Badger's own "Marks of Distinction" watermarked private identity or security papers, and both acid and alkaline heavy wet strength billboard papers.

   Liquidity and capital resources

   Capital expenditures during the second quarter and the first six months of 1997 amounted to $939,000 and $3,399,000, respectively, compared to $574,000 and $999,000, respectively, during the same periods in 1996. The company's $5.5 million capital expenditure plan for 1997 is well underway with a number of projects completed. The projects in progress include the installation of a new process control system for the Yankee paper machine, which will provide control of machine direction and cross direction basis weight and sheet moisture control. Additionally, an eight-color central impression flexographic press is expected to be delivered to Plas-Techs late in the third quarter and is expected to be operational in the fourth quarter of 1997.

   As of June 30, 1997, the Company's capital resources for funding ongoing operations and capital expenditures included $4,431,000 of cash and marketable securities, and a $13,000,000 revolving credit facility extending to April 30, 1999. As of June 30, 1997, borrowings under this credit facility totaled $12,900,000. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Cash used in operating activities totaled $1,752,000 for the first six months of 1997, compared to cash used in operating activities for the first half of 1996 of $4,488,000. Net cash used in investing activities was $2,575,000 for the first six months of 1997 compared to $10,151,000 provided by investing activities for the same period in 1996. The main items affecting cash for the first six months of 1996 were the $4,620,000 gain on sale of the main portion of the Company's timberlands and retirement of the assets associated with the pulp mill of $5,337,000.

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

                           PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

        (a) On Tuesday, May 3, 1997, at 10:00 a.m., the Annual Meeting of Shareholders of Badger Paper Mills, Inc. was held at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

        (b) Two directors, whose terms expire at the 2000 Annual Meeting, were elected at the May 13, 1997 Annual Meeting. The elected directors are Claude L. Van Hefty and Ralph D. Searles. The directors continuing in office were Earl R. St. John, Jr. and Thomas J. Kuber, whose terms expire at the annual meeting in 1998, and James L. Kemerling, whose term expires at the annual meeting in 1999.

        (c) The shareholders voted against the shareholder proposal to establish a committee of directors for the purpose of engaging an investment banking firm and to facilitate and promote a sale or merger of the Company. The vote tallied was 397,378 shares "for", 1,270,348 shares "against", and 18,446 shares abstaining.

   Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             (27) Financial data schedules

     (b)     Reports on Form 8-K:

             A Current Report on Form 8-K dated July 10, 1997 was filed on July 16, 1997 to report a change in the Registrant's certifying accountant, and was subsequently amended by a Current Report on Form 8-K/A dated July 10, 1997 that was filed on July 18, 1997.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BADGER PAPER MILLS, INC.
                                               (Registrant)



   DATE: August 12, 1997              By  /s/ Claude L. Van Hefty
                                          Claude L. Van Hefty
                                          President
                                          (Chief Executive Officer)




   DATE: August 12, 1997              By  /s/ Miles L. Kresl, Jr.
                                          Miles L. Kresl, Jr.
                                          Vice President/Administration,
                                          Treasurer & Corporate Secretary
                                          (Principal Financial Officer)