Form 10-Q
period 1997-09-30
BADGER PAPER MILLS INC
filed 1997-11-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of September 30, 1997, 1,950,945.

   Indicate total number of pages contained in document filed: 10.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                                       Pages

   FINANCIAL INFORMATION

   Condensed Consolidated Interim Statements of
     Operations and Retained Earnings -
     Quarter and Nine Months Ended
     September 30, 1997 and 1996                                         3

   Condensed Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996                            4

   Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1997 and 1996                       5

   Notes to Condensed Consolidated
     Financial Statements                                                6-7

   MANAGEMENT DISCUSSION AND ANALYSIS                                    7-8

   OTHER INFORMATION                                                     9

   SIGNATURES                                                            10

   ITEM 1.  FINANCIAL STATEMENTS.

                                               BADGER PAPER MILLS, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
                                                  OPERATIONS AND RETAINED EARNINGS
                                                             (UNAUDITED)
                                            (dollars in thousands, except per share data)
                                                                  Three Months Ended                  Nine Months Ended
                                                           Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997    Sept. 30, 1996

    Net Sales                                                  $19,002           $19,458           $53,034           $58,690
    Cost of Sales                                               17,589            18,020            50,321            54,753
                                                               -------           -------           -------           -------
         Gross Margin                                            1,413             1,438             2,713             3,937
    Selling and Administrative Expenses                          1,006               957             3,075             2,923

    Pulp Mill Closure Costs                                          -                 -                 -             7,430
                                                               -------           -------           -------           -------
         Operating Income (Loss)                                   407               481              (362)           (6,416)

    Other Income, Net                                              213                93               440               123
    Gain on Sale of Timberlands                                      -               253                 -             4,873
    Interest Expense                                              (358)             (177)           (1,000)             (703)
                                                               -------           -------           -------           -------
         Income (Loss) Before Income Taxes                         262               650              (922)           (2,123)
    Income Tax Expense (Benefit)                                    89               221              (314)             (722)
                                                               -------           -------           -------           -------
         Net Earning (Loss)                                        173               429              (608)           (1,401)
                                                               -------           -------           -------           -------
    Retained Earnings, Beginning of Period                      17,213            18,610            17,994            20,635
    Cash Dividends                                                   -              (116)                -              (311)
                                                               -------           -------           -------           -------
    Retained Earnings, End of Period                           $17,386           $18,923           $17,386           $18,923
                                                               =======           =======           =======           =======

        Net Earnings (Loss) Per Share                            $0.09             $0.22            ($0.31)           ($0.72)

    Dividends Per Share                                              -             $0.06                 -             $0.16

    Average Shares Outstanding                               1,947,268         1,945,130         1,945,892         1,944,570


   See Notes to Condensed Consolidated Financial Statements


                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                 September 30,  December 30,
    ASSETS:
    Current Assets:
      Cash and Cash Equivalents                     $2,914        $4,079

      Marketable Securities                          1,298         1,800
      Accounts Receivable, Net                       5,834         4,556
      Deferred Income Taxes                            981           981

      Inventories                                    5,839         6,837
      Refundable Income Taxes                          394         1,466
      Other Current Assets                           1,447         1,194
                                                   -------       -------
         Total Current Assets                       18,707        20,913

    Property, Plant, Equipment and Timberlands      65,522        62,563
      Less Allowance for Depreciation and          (36,581)      (35,158)
                                                   -------       -------
         Total Property, Plant, Equipment and       28,941        27,405
    Property, Plant, Equipment Held for Sales,         730         1,410

    Other Assets                                     2,324         2,224
                                                   -------       -------
    TOTAL ASSETS                                   $50,702       $51,952


    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current Liabilities:
      Current Portion of Long-Term Debt               $119          $119
      Accounts Payable                               4,407         7,409
      Accrued Liabilities                            2,639         3,462
                                                   -------       -------
         Total Current Liabilities                   7,165        10,990

    Deferred Income Taxes                            1,621         1,621
    Long-Term Debt                                  21,911        18,617
    Other Liabilities                                1,734         1,892
                                                   -------       -------
      Total Liabilities                             32,431        33,120

    STOCKHOLDERS' EQUITY:
    Common stock, no par value:
      4,000,000 shares authorized
      2,160,000 shares issued                        2,700         2,700
    Additional paid-in capital                         187           178
    Retained Earnings                               17,386        17,994
    Less treasury shares at cost:
      209,055 - 9/30/97; 214,870 -
      12/31/96                                      (2,002)       (2,040)
                                                   -------       -------
      Total Stockholders' Equity                    18,271        18,832



    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $50,702       $51,952
                                                   =======       =======
           See Notes to Condensed Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (dollars in thousands)

                                                       Nine Months Ended
                                                      Sept. 30,  Sept. 30,
                                                        1997        1996

    Cash Flows from Operating Activities:
      Net Loss                                           ($608)  ($1,401)
      Adjustments to Reconcile to Net Cash
        Provided by (Used in) Operating Activities:
      Depreciation                                      2,180      2,194
      Net Proceeds from Sales of Marketable               491      1,565
      Unrealized Loss (Gain) on Marketable                 10       (305)

      Gain on Sale of Timberlands                           -     (4,873)
      Increase in Accounts Receivables, Net            (1,278)         -
      Decrease (Increase) in Refundable Income          1,072     (1,007)
      Decrease (Increase) in Inventories                  998       (752)
      (Increase) Decrease in Accounts Payable and      (3,825)        74
      Decrease (Increase) Other                          (463)       618
                                                     --------    -------
         Net Cash Used in Operating Activities         (1,423)    (3,887)
                                                     --------    -------
    Cash Flows from Investing Activities:
      (Additions to) Retirements from Property,         (3,708)    4,104
      Proceeds from Sale of Fixed Assets Held for          672         -
      Proceeds from Sale of Timberlands                     -      5,051
      Decrease in Restricted Funds from Industrial          -         34
                                                      --------   -------
         Net Cash (Used in) Provided by Investing       (3,036)    9,189
                                                      --------   -------
    Cash Flows from Financing Activities:
      Increase to (Payments on) Long-Term Debt           3,294    (2,603)
      Dividends Paid                                        -       (311)
                                                      --------   -------
         Net Cash Provided by (Used in) Financing        3,294    (2,914)
                                                      --------   -------
    Net (Decrease) Increase in Cash and Cash            (1,165)    2,388
    Cash and Cash Equivalents:
      Beginning of Period                               4,079        835
                                                      --------   -------
      End of Period                                    $2,914     $3,223
                                                      ========   =======

            See Notes to Condensed Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   A.   BASIS OF PRESENTATION

        The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

   B.   INCOME TAXES

        The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% tax expense for the third quarter 1997 and a 34% tax benefit for the nine months ended September 30, 1997, resulting from the Company's operating gains and losses during such periods. For the quarter and nine months ended September 30, 1996, the Company provided for a 34% expense, and a 34% tax benefit, respectively.

   C.        EARNINGS PER SHARE

     Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

   D.        INVENTORIES

     The major classes of inventories are as follows (in thousands):

                                            Sept. 30, 1997      Dec. 31, 1996
    Raw materials                                $910               $994

    Work in process and finished stock          4,080              4,122
    Pulpwood inventory to be sold                 849              1,721
                                              -------           --------
                                               $5,839             $6,837
                                              =======           ========

   E.        CONTINGENCIES

   The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

   In addition, the Company is subject to various claims arising in the ordinary course of its business, the ultimate outcomes of which management cannot predict. Management believes, however, that the outcome of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

   Results of Operations

   The Company reported net sales of $19,002,000 for the third quarter ended September 30, 1997, or 2.3% less than the $19,458,000 reported for the same period in 1996. Volume of shipments for the third quarter of 1997 remained constant compared to the same period in 1996, while the average selling price of the paper sold decreased approximately 2.4%.

   Net sales for the nine-month period ending September 30, 1997 were $53,034,000, or 9.6% less than the $58,690,000 reported for the same period a year earlier. Volume of shipments during the first nine months of 1997 was down approximately 4.7% when compared to the same period in 1996, while the average selling price decreased approximately 5.7%.

   Cost of sales decreased 2.4% and 8.1% respectively for the third quarter and first nine months of 1997 compared to the same periods a year earlier. The nine-month change is partially due to the elimination of costs associated with the pulp mill, which was closed in the second quarter of 1996.

   Selling and administrative expenses increased 5.1% to $1,006,000 for the third quarter of 1997 from $957,000 reported for the same period in 1996. Selling and administrative expenses increased 5.2% to $3,075,000 for the first nine months of 1997 from $2,923,000 for the first nine months of 1996. The increase in both the third quarter and the first nine months of 1997 was due to the costs associated with market development.

   Other income increased 129.0% to $213,000 for the third quarter of 1997, compared to $93,000 for the third quarter of 1996. For the first nine months of 1997, other income has increased to $440,000 from $123,000, or 257.7%. The increase is primarily the result of realized gains associated with trade credits of approximately $105,000 in the third quarter of 1997 and $176,000 for the first nine months of 1997. The Company recognized a loss in securities of $161,000 for the first nine months of 1996.

   Liquidity and capital resources

   Capital expenditures during the third quarter and nine months of 1997 amounted to $646,000 and $3,227,000, respectively, compared to $1,211,000 and $2,194,000, respectively, during the same periods in 1996. Capital expenditures were maintained at levels to sustain manufacturing operations. The Company's $5.5 million capital expenditure plan for 1997 is nearly complete. The new process control system for the Yankee paper machine at the Peshtigo facility, which provides control of machine and cross direction basis weights and sheet moisture, is completed and operational. Delivery of the eight-color flexographic printing press, which is to be installed at the Company's subsidiary, Plas-Techs, Inc., is expected to occur during the first quarter of 1998 and be operational in the second quarter of 1998.

   As of September 30, 1997, the Company's capital resources for funding ongoing operations and capital expenditures included $4,212,000 of cash and marketable securities, and a $13,000,000 revolving credit facility running through April 30, 1999. As of September 30, 1997, borrowings under this credit facility totaled $12,900,000. The Company's revolving credit facility was amended in August, 1997 to modify certain financial covenants. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   Cash used in operating activities totaled $1,423,000 for the first nine months of 1997, compared to the cash used in operating activities for the first nine months of 1996 of $3,887,000. Net cash used in investing activities was $3,036,000 for the first nine months of 1997 compared to $9,189,000 provided by investing activities for the same period in 1996.

   Accounting Matters

   The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," into its financial statements for the year ending December 31, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The adoption of this statement will result in the presentation by the Company of basic and, as appropriate, diluted earnings per share, as defined by the statement, and is not expected to have a material impact on the earnings per share reported in the financial statements. Upon adoption of this statement, all prior period earnings per share amounts will be restated to conform to the provisions of SFAS No. 128.

                           PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             (4) Seventh Amendment and Waiver dated August 6, 1997 to the Credit Agreement dated June 30, 1993 between Badger Paper Mills, Inc., Plas-Techs, Inc., and Harris Trust & Savings Bank.

             (10)   Director Stock Grant Plan dated July 23, 1997

             (27)   Financial data schedules

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BADGER PAPER MILLS, INC.
                                                               (Registrant)


   DATE: November 12, 1997                       By /s/ Claude L. Van Hefty
                                                        Claude L. Van Hefty
                                                                  President
                                                 (Chief Executive Officer)


   DATE: November 12, 1997                       By /s/ Miles L. Kresl, Jr.
                                                        Miles L. Kresl, Jr.
                                             Vice President/Administration,
                                           Corporate Secretary, & Treasurer
                                             (Principal Financial Officer)