Form 10-K405
period 1997-12-31
BADGER PAPER MILLS INC
filed 1998-03-31
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                           FORM 10-K and ANNUAL REPORT
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

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

       Registrant's telephone number, including area code: (715) 582-4551

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Without Nominal or Par Value


   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes   X       No ___

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

   As of March 24, 1998, 1,951,855 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares on the Nasdaq National Market) held by non-affiliates was approximately $16,223,000. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

   Five-Year Comparison of Selected Financial Data

                                                       Years ended December 31
                                           1997         1996          1995         1994          1993

     Earnings (in thousands)
       Net sales                           $70,427      $76,276       $92,648      $73,674       $76,567
       Cost of sales                        67,600       72,411        83,890       72,949        74,272
       Gross profit                          2,827        3,865         8,758          725         2,295
       Selling and administrative
         expenses                            4,085        4,136         3,852        3,872         4,715
       Restructuring provision                 850        7,430           504           -          3,850
       Pulp mill impairment charge             783           -             -            -             -
       Profit (loss) from operations        (2,891)      (7,701)        4,402       (3,147)       (6,270)
       Other income                            650        4,842           414        1,068           796
       Interest expense                      1,354          894         1,305        1,315           975
       Unrealized holding gain or
         (loss) on trading
         securities                             -           307           549         (846)           -
       Earnings (loss) before income
         taxes                              (3,595)      (3,446)        4,060       (4,240)       (6,449)
       Income tax expense (benefit)         (1,153)      (1,234)        1,312       (1,713)       (2,388)
       Net earnings (loss)                  (2,442)      (2,212)        2,748       (2,527)       (4,061)

    Common stock:
       Number of shareholders                  515          518           568          613           633
       Weighted average shares
         outstanding                     1,947,128    1,944,699     1,953,868    1,957,163     1,957,176
       Earnings (loss) per share            $(1.25)      $(1.14)        $1.41       $(1.29)       $(2.07)
       Cash dividends declared per
         share                            $     -        $ 0.22         $0.10      $     -        $ 0.20
        Book value per share                $ 8.42       $ 9.68        $11.04       $ 9.77        $11.06

    Financial position (in thousands)

       Working capital                      $8,192       $9,923       $10,459      $(1,276)         $836
       Capital expenditures                  4,686        6,856         2,705        1,654         1,808
       Total assets                         48,356       51,952        52,578       54,382        59,046
       Long-term debt                       20,394       18,617        17,236       10,651        10,762
       Shareholders' equity                 16,444       18,832        21,443       19,120        21,650

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
   Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

   PART I

   Item 1.    Business

   Badger Paper Mills, Inc. ("Badger" or the "Company") was incorporated under the laws of the State of Wisconsin in 1929. It has been producing paper for over 68 years. The industry segment in which Badger operates is in the production of paper products.

   Products and Distribution

   Badger operates an ISO 9001 certified paper mill, consisting of two paper machines located in Peshtigo, Wisconsin. Converting facilities contiguous to the papermaking facilities include punching equipment, sheeters, trimmers, sealers, perforator, rewinders, waxers, paper drilling and die-cutting equipment. Badger also has a flexographic printing and converting operation at Plas-Techs, Inc., a wholly-owned subsidiary in Oconto Falls, Wisconsin.

   The fine paper products produced by Badger's Fourdrinier machine represent 79 percent of the paper products produced by the Company in 1997, and contributed more than 67 percent of the Company's 1997 revenue. Fine paper grades are produced utilizing fiber purchased on the open market, including pre and post consumer recycled fibers. These paper grades include multi-purpose business papers, offset, opaque, endleaf, ledger, reply card, watermarked, water-oil-grease resistant papers (WOGR), electrostatic copier, text and cover, and technical and specialty papers. Badger offers a wide range of colored papers and specializes in color matching. Badger sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka/R/, Copyrite/R/, ENVIROGRAPHIC/R/, Northern Brights/R/, Artopaque/TM/ and Marks of Distinction/TM/. These products are sold through paper merchants, brokers and value-added converters who in turn sell to other value-adding entities or direct to the consumer. Consumers of Badger's fine paper products are located primarily in the Midwest, although consumers of the Company's fine paper products can be found in principal cities throughout North America.

   The flexible packaging products produced by Badger's Yankee machine represented 33 percent of Badger's 1997 revenue, and 21 percent of the paper products manufactured by Badger in 1997. In addition to the paper produced on the Yankee machine, paper is purchased from other manufacturers to supplement Badger's production capacity in order to increase utilization of Badger's converting facilities. Badger's flexible packaging paper products include converted plain or printed waxed papers, laminating grades, machine-glazed, colors, specialty-coated base papers, twisting papers and various other specialty papers. These products are sold nationally and internationally to manufacturers, consumers and converters by Badger's own sales personnel and commissioned brokers.

   Plas-Techs operates a printing and converting facility that compliments Badger's flexible packaging paper products to better serve Badger's customer base. Plas-Techs is capable of processing various substrates of film and paper, enhancing the capabilities and flexibility of both Badger's fine paper operations and its flexible packaging paper operations, resulting in opportunities to expand business growth for both. The Plas-Techs facility also has rewinding and polyethylene bag making equipment.

   Competition

   Badger's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service influence competition.

   Badger's fine paper production of fine papers from the Fourdrinier paper machine represents less than one percent of the production capacity in the United States. Competition for these papers comes from other specialty mills in North America and imports from other countries. Competition for flexible packaging and specialty papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as Badger, others have greater capacity. Backlogs are maintained by offering quality products, prompt service and technical assistance, including a research and development program to develop new products to meet customer product design specification.

   Inventories; Raw Materials

   Badger's principal raw material used for its papermaking operations is purchased pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Pre-consumer and post-consumer recycled pulp, northern and southern softwood and hardwood pulps, and hard white rolls make up the total fiber requirements. Since the closure of Badger's sulphite mill in May, 1996, Badger has purchased its fiber requirements on the open market at costs the Company believes are less than the cost of producing such fiber.

   Other raw materials are purchased directly from manufacturers. Badger has at least two sources of supply for major items. Shortages of purchased pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger's ability to manufacture its products, and could adversely affect product mix.

   In-process and finished goods inventory at the end of 1997 was equivalent to approximately 36 days of production on Badger's paper machines.

   Energy

   Badger is a large user of electricity and natural gas. Prior to 1997, Badger utilized an on-site 2,000 kilowatt electrical co-generation system. However, as a result of Badger's restructuring during 1996 and 1997, productive steam requirements declined to a point where it has become more cost effective to purchase its entire electrical requirements. Therefore, the co-generation equipment was removed from operation during the fourth quarter of 1997. Badger's current electrical requirements are purchased from local public or municipal cooperative utilities. Badger's heat requirements come from two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler. Natural gas is purchased from various sources in the United States and Canada. Management believes current sources of natural gas, fuel oil and electricity are adequate to meet Badger's needs.

   Patents

   Badger owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

   Research and Development

   Badger's technical staff researches and develops new products. Badger also utilizes the expertise of outside consultants from time to time. The amounts spent on product research and development activities were $5,287,00 in 1997, $862,000 in 1996, and $300,000 in 1995. The
   significant increase in research and development expenditures in 1997 was directed to new product introductions and the development of specialty products designed to meet the needs of customers and the industry.

   Backlog

   As of December 31, 1997, Badger's backlog of orders was approximately $3,550,000, as compared to $875,000 and $2,900,000 at December 31, 1996 and 1995 respectively. Soft market conditions that existed at the end of each of these years allowed our customers to order closer to their actual needs.

   Customers

   In 1997, no customers represented over 10 percent of Badger's net sales. Sales to Alco Standard Corporation were $12,030,000, or 15.8 percent of Badger's net sales, and $10,732,000, or 11.6 percent in 1996 and 1995, respectively.

   Environmental Matters

   In August, 1997, the Wisconsin Department of Natural Resources (WDNR) met with Badger to discuss finalization of the Title V Air Operating Permit at Badger's Peshtigo, Wisconsin facility. The WDNR is in the process of producing an initial draft of the permit. The closure of Badger's pulp mill in May, 1996 eliminated the largest portion of Badger's emissions and simplified the permitting process. Badger will be required to monitor and quantify designated emissions, and compliance with such requirements is not expected to be cumbersome. Badger does not expect exceedances of any such proposed limits. All effluent flow is directed into the Joint Municipal Waste Water Treatment Plant which Badger operates under contract with the City of Peshtigo.

   Negotiations continue with the WDNR regarding the final closure cover for Badger's Harbor Road Landfill. Badger and the WDNR have discussed various proposals, and expect final resolution to the closure proposal during 1998. The costs related to such closure are expected to be within the amount accrued for such closure.

   Badger's wholly-owned subsidiary, Plas-Techs, Inc., in Oconto Falls, Wisconsin, currently complies with its air operating permit.

   Badger has in force all of the necessary environmental operating permits with the State of Wisconsin and does not anticipate any problem with the reissuance of any permits.

   Employees

   As of December 31, 1997, the Company had 363 employees, of which 249 were covered by six-year collective bargaining contracts run through May, 2001.

   Item 2.    Properties

   The Company considers its manufacturing facilities to be in good repair and suitable for the purpose intended.

   The Company's approximately 3,750 square foot headquarters and approximately 88,500 square foot paper manufacturing facility are located in Peshtigo, Wisconsin. Plas-Techs' approximately 40,000 square foot facility is located in Oconto Falls, Wisconsin.

   Item 3.    Legal Proceedings

   The Company has no pending material legal proceedings.

   Item 4.    Submission of matters to a vote of security holders

   No matters were submitted to a vote of security holders in the fourth quarter of 1997.


   PART II

   Item 5. Market for the registrant's common stock and related security holder matters.

   Badger Paper Mills, Inc. common shares are traded on the Nasdaq National Market under the symbol BPMI. There were 494 shareholders of record as of March 24, 1998. Stock price and dividend information is found on page 30 of this report.

   Item 6.    Selected financial data

   Information regarding selected financial data of the Company is presented on page 2 of this report.

   Item 7. Management's discussion and analysis of financial condition and results of operations

   Result of Operations

   The Company started up its new stock preparation facilities in January 1997. The new facilities enhance the diversity of paper grades offered by Badger and allow the Company to execute grade changes more efficiently. Additionally, the Company's two paper machines now have their own water, stock and waste recovery systems. This flexibility allows the paper machines to completely separate their systems, with no opportunity for cross contamination. For example, one paper machine can run deep colors while the other manufactures the Company's brightest, whitest grades.

   Product development efforts during 1997 were extensive. Over 230 opportunities were explored in the effort to bring new specialty products to Badger. Of these, 16, including the Northern Brights/R/ line and souffle papers, were being commercially produced by the end of the year. The Company expects to continue to invest in product development in 1998 in order to continue the transition of the Company's grade mix to products that fit niche markets.

   Process improvements were evident throughout 1997. A saveall for the Yankee machine reduced solids discharged to the sewer, and enhancements in chemical control systems resulted in additional product improvements. A new ABB fully-automated computer to control the process on the Yankee machine was installed mid-year, and upgrades on the Yankee machine coater resulted in improved machine runability and higher quality surfaces.

   1997 vs. 1996

   Net sales for 1997 of $70,427,000 compared to $76,276,000 reported a year earlier, or an 8 percent decrease. Weak market conditions have existed in the industry since the third quarter of 1995. This has resulted in a decline of 4 percent in the volume of shipments, 10 percent higher production downtime and a decrease in average selling price of 5 percent for 1997 when compared to a year earlier.

   Cost of sales for 1997 decreased 7 percent to $67,600,000 from $72,411,000 for 1996. Production from operations decreased 5 percent in 1997 when compared to a year earlier due to machine downtime scheduled because of soft market conditions. The cost of purchased fiber, the most costly component used in the production of paper, remained relatively stable throughout 1997 and equaled the cost incurred during 1996. Energy, operating and maintenance supplies, and environmental expenses decreased 19 percent from a year earlier due to the closure of Badger's pulp mill in May 1996, and lower energy costs and cost reduction initiatives realized during 1997. Costs were impacted in 1997 by $5,287,000 of research and product development costs compared with $862,000 for 1996. The increased spending related to development of new manufacturing techniques, new products and new applications that management believes are necessary to implement the Company's strategy to transition from a producer of commodity products and reposition itself in the marketplace as a specialty products manufacturer.

   Gross margins for 1997 of $2,827,000 compared to $3,865,000 a year earlier, reflecting impact of the soft market conditions which existed throughout the year. Selling and administrative expenses totaled $4,085,000 and $4,136,000 in 1997 and 1996, respectively.

   Badger recorded a charge of $850,000 in 1997 in recognition of the discontinuance of manufacturing certain products and elimination of certain converting operations. Badger also recorded a 1997 charge of $783,000 primarily related to the remaining unsold assets from the May 1996 pulp mill closure.

   Plas-Techs contributed approximately 7 percent to the consolidated revenue of Badger and was profitable for each of the years 1997 and 1996.

   Interest expense for 1997 totaled $1,354,000 compared to $894,000 for 1996. The increase in interest expense was attributable to higher average borrowings under the Company's revolving credit agreement. Badger's effective tax rate was a 32.1 percent benefit for 1997 compared to a 35.8 percent benefit for the year 1996.

   1996 vs. 1995

   In 1996, net sales decreased 17.7 percent to $76,276,000 from $92,648,000 during the same period in 1995. The volume of shipments in 1996 remained relatively constant compared to 1995, but the average selling price decreased by approximately 18 percent.

   Cost of sales of $72,411,000 for 1996 decreased by 14 percent from $83,890,000 in 1995. this reduction is the result of the decreased costs associated with the closing of the pulp mill operations in May, 1996, as well as the reduction in cost of purchased fiber of approximately 20 percent in 1996.
   Gross margins for 1996 were $3,865,000, compared to $8,758,000 a year earlier, primarily due to the decrease in paper prices.

   Selling and administrative expenses totaled $4,136,000 and $3,852,000 for 1996 and 1995, respectively.

   Badger recognized a $7,430,000 charge against earnings for costs associated with the closure of the pulp mill in 1996. The critical factors in the decision to close the pulp mill were the pending environmental compliance concerns related to operation of the pulp mill, and the cost savings that could be realized through purchasing the Company's long-term pulp requirements on the open market more cost effectively than producing its own pulp. The 1996 charge includes the write down of pulp mill assets and inventories at $5,294,000, costs associated with the early retirement or severance of certain workers at $1,672,000 and provision for other miscellaneous costs of $464,000.
   During 1995, Badger recorded a charge of $504,000 in connection with a voluntary early retirement incentive package offered to certain employees.

   Badger also recognized a gain on sale of timberlands in 1996 of $4,871,000. Badger sold approximately 14,000 acres or 85 percent of its timberlands.

   Badger recognized an unrealized holding gain on trading securities of $307,000 in 1996 compared to a gain of $549,000 in 1995. Because Badger's investments are accounted for in a trading account, unrealized gains and losses are included in Badger's statement of operations in accordance with FASB No. 115.

   Interest expense for 1996 decreased $411,000 to $894,000 from $1,305,000 reported for 1995. The reduced level of credit line borrowings in 1996 was the major factor in this change.

   Plas-Techs contributed approximately 7 percent to the consolidated revenue of Badger and was profitable for 1996. This compares to 3.2 percent of Badger's consolidated revenue in 1995.

   Badger's effective tax rate was a 35.8 percent benefit in 1996 as compared to a 32.3 percent effective tax in 1995.

                         Liquidity and Capital Resources

   Capital Expenditures

   Capital expenditures for 1997 totaled $4,686,000 compared to $6,856,000 in 1996 and $2,705,000 in 1995. Depreciation and depletion totaled $2,790,000 in 1997 compared to $2,743,000 and $3,224,000 in 1996 and 1995, respectively.

   Major capital projects during 1997 included the completion of the new stock preparation facility, which started up in the first quarter of 1997; installation of an AccuRay 1180 Smart Platform process control system for the Yankee paper machine, and progress payments on a Chadwick eight-color 61" central impression flexographic press to be installed at Plas-Techs and expected to be operational in April, 1998.

   In 1998, Badger plans to continue investment in upgrading its facilities, including improvements and upgrades to both paper machines, and installation of a computerized roll tracking and bar code system. The Company is also evaluating whether installation of a new steam generating plant makes economic sense.

   Capital Resources

   Badger has in place a revolving credit agreement, allowing for a credit line of $12,000,000 which expires April 30, 1999 (the "Credit Agreement"). The Credit Agreement contains various financial covenants, including a requirement that tangible net worth be maintained at not less than $16,100,000 through June 29, 1998; not less than $16,500,000 from June 30, 1998 through December 30, 1998; and, not less than $17,000,000 at December 31, 1998 and thereafter. Certain other covenants limit dividend and certain other restricted payments. The Credit Agreement was amended in August, 1997 and again in March, 1998 in order to modify certain of the financial covenants contained therein.

   During 1997, the Board of Directors of Badger suspended payment of quarterly dividends on its Common Stock. The Board is determined to direct the Company's resources toward plant improvements, product development, and marketing initiatives designed to enhance shareholder value. At December 31, 1997, $11,400,000 was outstanding under the revolving credit agreement referenced above, a $1,900,000 increase from the amount of such borrowings at December 31, 1996.

   Cash Flows

   Cash provided from operations was $399,000 in 1997 and $5,331,000 in 1996. The decrease relates primarily to the higher cash provided from operating activities in 1996, primarily due to the provisions made with respect to the pulp mill closure, net proceeds from sales on marketable securities, a decrease in accounts receivable offset by an adjustment for the gain on
   disposal of property, plant and equipment and timberlands.   The cash used
   in investing activities totaled $4,951,000 in 1997 compared to $3,045,000 in 1996.

   Cash flows from financing activities in 1997 was $1,775,000 compared to $958,000 in 1996. The increase is primarily due to increased borrowings under the revolving credit agreement of $1,900,000 in 1997, and offset by the 1996 dividends paid in the amount of $427,000.

   Item 8.    Financial statements and supplementary data

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

   Board of Directors and Shareholders
   Badger Paper Mills, Inc. and Subsidiary

   We have audited the accompanying consolidated balance sheet of Badger Paper Mills, Inc. (a Wisconsin corporation) and Subsidiary as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1996 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, were audited by other auditors whose report dated February 4, 1997 expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the 1997 financial statements referred to above, present fairly, in all material respects, the financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1997 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

   /s/ Grant Thornton LLP
   Appleton, Wisconsin

   February 2, 1998 (except for Note F, as to which the
                          date is March 3, 1998)

   REPORT OF INDEPENDENT ACCOUNTANTS



   To the Shareholders and
        Board of Directors
   Badger Paper Mills, Inc.
   Peshtigo, Wisconsin 54157

   We have audited the accompanying consolidated balance sheet of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


   /s/ COOPERS & LYBRAND L.L.P.


   Milwaukee, Wisconsin
   February 4, 1997

              Badger Paper Mills, Inc. and Subsidiary
                    CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and 1996
                      (dollars in thousands)

                                ASSETS          1997           1996
   Current Assets:
      Cash and cash equivalents                $1,302          $4,079
      Certificates of deposit                   1,382             -
      Marketable securities                     1,318           1,800
      Accounts receivable, net                  5,120           4,556
      Inventories                               4,844           6,837
      Refundable income taxes                     385           1,466
      Deferred income taxes                     1,291             981
      Trade credits                               996             706
      Prepaid expenses and other                  298             488
                                               ------          ------
             Total current assets             $16,936         $20,913

       Property, plant, equipment and
          timberlands, net                     29,287          27,405
       Property, plant and equipment
          held for sale                           -             1,410
       Other assets                             2,133           2,224
                                              -------         -------
             Total assets                     $48,356         $51,952
                                              =======         =======
   LIABILITIES AND SHAREHOLDERS'
     EQUITY
   Current liabilities:
     Current portion of long-term debt           $123            $119
     Accounts payable                           4,313           7,409
     Accrued liabilities                        4,308           3,462
                                             --------        --------
             Total current liabilities          8,744          10,990

   Long-term debt                              20,394          18,617
   Deferred income taxes                        1,185           1,621
   Other liabilities                            1,589           1,892
   Commitments and contingencies                  -               -

   Shareholders' equity:
     Common stock, no par value;
       4,000,000 shares
       authorized 2,160,000 shares
       issued                                   2,700           2,700
     Additional paid in capital                   190             178
     Retained earnings                         15,552          17,994
     Treasury stock, at cost, 208,145
       and 214,870 shares in 1997
       and 1996, respectively                  (1,998)         (2,040)
                                              -------         -------
              Total shareholders'
                  equity                       16,444          18,832
                                              -------         -------
             Total liabilities and
                  shareholders' equity        $48,356         $51,952
                                              =======         =======

   The accompanying notes are an integral part of these consolidated financial statements.

                  Badger Paper Mills, Inc. and Subsidiary
                   CONSOLIDATED STATEMENTS OF OPERATIONS

               Years ended December 31, 1997, 1996 and 1995
               (dollars in thousands, except per share data)

                                             1997        1996        1995


   Net sales                               $70,427      $76,276     $92,648
   Cost of sales                            67,600       72,411      83,890
                                           -------      -------     -------
             Gross profit                    2,827        3,865       8,758


   Selling and administrative expenses       4,085        4,136       3,852
   Restructuring provision                     850        7,430         504
   Pulp mill asset impairment charge           783           -           -
                                           -------      -------     -------
                                             5,718       11,566       4,356
                                           -------      -------     -------
             Operating (loss) income        (2,891)      (7,701)      4,402

   Other income (expense):

     Interest and dividend income              236          224         375
     Interest expense                       (1,354)        (894)     (1,305)
     Unrealized holding gain (loss) on
        trading securities                     -            307         549
     (Loss) gain on disposal of
        property, plant, equipment and
        timberlands                            (14)       4,871          -
     Miscellaneous, net                        428         (253)         39
                                           -------      -------     -------
                                              (704)      4,255         (342)
                                           -------      -------     -------
   (Loss) income before income taxes        (3,595)      (3,446)      4,060


   (Benefit) provision for income taxes     (1,153)      (1,234)      1,312
                                           -------      -------     -------
             Net (loss) income             $(2,442)     $(2,212)     $2,748
                                           =======      =======     =======
             Net (loss) earnings per
               share                        $(1.25)      $(1.14)      $1.41
                                           =======      =======     =======

   The accompanying notes are an integral part of these consolidated financial statements.

                  Badger Paper Mills, Inc. and Subsidiary

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               Years ended December 31,  1997, 1996 and 1995
                          (dollars in thousands)


                                             1997       1996         1995

   Common stock

     Balance, December 31                   $2,700      $2,700       $2,700
                                            ------      ------       ------
   Additional paid-in capital

     Balance, January 1                        178         168          168
     Treasury stock issued                      12          10          -
                                           -------     -------      -------
     Balance, December 31                      190         178          168

   Retained earnings
     Balance, January 1                     17,994      20,633       18,080
     Net (loss) income                      (2,442)     (2,212)       2,748
     Cash dividends of $.22 and $.10
       in 1996 and 1995, respectively         -           (427)        (195)
                                          --------    --------      -------
     Balance, December 31                   15,552      17,994       20,633
                                          --------    --------      -------
   Treasury stock

     Balance, January 1                     (2,040)     (2,058)      (1,828)
     Shares acquired (920 and 15,000
        shares in 1997 and 1995,
        respectively)
                                                (8)       -            (233)
     Shares issued (7,645,  2,800 and

        500 shares in 1997, 1996 and
        1995, respectively                      50          18            3
                                           -------    --------     --------
     Balance, December 31                   (1,998)     (2,040)      (2,058)
                                           -------    --------     --------
   Shareholders' equity
     Balance, December 31                  $16,444     $18,832      $21,443
                                           =======    ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     Badger Paper Mills, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years ended December 31, 1997, 1996 and 1995
                              (dollars in thousands)

                                                1997       1996       1995
   Cash flows from operating activities:
     Net (loss) income                         $(2,442)   $(2,212)    $2,748
     Adjustments to reconcile to net cash
       provided by operating activities:
         Depreciation and depletion              2,790      2,743      3,224
         Pulp mill closure provision, net
          of cash expenditures                      -       6,923        -
         Pulp mill impairment charge               783        -          -
         Director's fees paid in stock              60        -          -
         Deferred income taxes                    (746)      (905)       503
         Net proceeds from sales of
           marketable securities trading            -       2,533      1,174
         Unrealized holding (gain) on
           marketable securities trading            -        (307)      (549)
         Realized (gain) loss on sale of
           marketable securities                    (8)       468        159
         Loss (gain) on disposal of
           property, plant, equipment and
           timberlands                              14     (4,871)       -

   Changes in assets and liabilities
         Accounts receivable, net                 (564)     2,399       (184)
         Inventories                             1,993       (113)      (995)
         Accounts payable and accrued
           liabilities                          (2,250)       719        801
         Refundable income taxes                 1,081     (1,293)       126
         Other                                    (312)      (753)      (421)
                                               -------    -------    -------
             Net cash provided by operating
              activities                           399      5,331      6,586

   Cash flows from investing activities:
     Additions to property, plant,
       equipment and timberlands                (4,686)    (6,856)    (2,705)
     Proceeds from sale of property, plant,
       equipment and timberlands                   627      5,133        -
     Acquisition of certificates of deposit     (1,382)       -          -
     Purchases of marketable securities         (1,192)    (3,601)      (870)
     Proceeds from sale of marketable
       securities                                1,682      2,245        345
     Restricted funds from Industrial
       Development Revenue Bond                    -           34      1,940
                                               -------    -------    -------
             Net cash used in investing
              activities                        (4,951)    (3,045)    (1,290)

   Cash flows from financing activities:
     Payments on long-term debt                   (119)      (115)    (1,411)
     Increase (decrease) in revolving notes
       payable                                   1,900      1,500     (4,000)
     Dividends paid                                -         (427)      (195)
     Acquisition of treasury stock - net            (6)       -         (230)
                                               -------    -------    -------
             Net cash provided by (used in)
              financing activities               1,775        958     (5,836)
                                               -------    -------    -------
   NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                (2,777)     3,244       (540)

   Cash and cash equivalents:
     Beginning of year                           4,079        835      1,375
     End of year                               -------    -------    -------
                                                $1,302     $4,079     $  835


   The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   NOTE A - SUMMARY OF ACCOUNTING POLICIES

       Badger Paper Mills, Inc. and Subsidiary ("Company") operates in one industry segment which is the production of paper products.

       A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

   1.  Consolidation Principles

       The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

   2.  Concentration of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are predominantly located in the Midwestern region of the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

   3.  Estimates

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

   4.  Cash Equivalents

       For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   5.  Marketable Securities

       The investment portfolio at December 31, 1997 and 1996, which consists of taxable bonds, is classified as available for sale. The difference between cost and fair value is insignificant. The specific identification method is used to compute realized gains and losses. The bonds mature at various dates as follows: 1 year to 5 years, $794,000; 5 years to 10 years, $438,000; and after 10 years, $86,000.

   6.  Receivables

       Accounts receivable are stated net of an allowance for discounts and doubtful accounts.

   7.   Trade Credits

       Trade credits represent credits granted by an international barter firm in exchange for surplus inventory. Trade credits are recorded at the lower of cost or market of the inventory exchanged. Gain is recognized upon utilization of the trade credits with the Company's suppliers and vendors.

   8.  Inventories

       Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (LIFO) basis.

   9.  Property, Plant, Equipment and Timberlands

       These assets are stated at cost, less depreciation and depletion. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Depletion on timberlands was determined on the cost method.

   10.  Income Taxes

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

   11. Research and Product Development Costs

       Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $5,287,000, $862,000 and $300,000 for 1997, 1996 and 1995, respectively, and are included in cost of sales.

   12.  Net Earnings Per Share

       Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,947,128 shares, 1,944,699 shares and 1,953,868 shares in 1997, 1996 and 1995, respectively).

   13.  Revenue Recognition

       Revenue is recognized by the Company when goods are shipped.

   14.  Reclassifications

       Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

   NOTE B  -  RECEIVABLE ALLOWANCES

   The receivable allowances at December 31, 1997 and 1996 are as follows (in thousands):

                                            1997    1996

      Sales returns and allowances          $208     $105
      Cash discounts                          35       38
      Doubtful accounts                       75       22
                                             ---      ---
                                            $318     $165
                                             ===      ===

   NOTE C - INVENTORIES

      The major classes of inventories, valued on the LIFO cost method, at December 31, 1997 and 1996 are as follows (in thousands):

                                                 1997      1996

      Raw Materials                            $1,281   $   994
      Work-in-process and finished stock        3,563     4,122
      Pulpwood inventory to be sold               -       1,721
                                                -----     -----
                                               $4,844    $6,837
                                                =====     =====

      The FIFO cost of raw materials, work-in-process and finished stock inventories approximated $9,050,000 and $8,380,000 at December 31, 1997 and 1996, respectively. It is not practical to separate finished stock and work-in-process inventories.

      As a result of the pulp mill closure in 1996, the remaining pulpwood inventory was recorded at its net realizable value. This inventory was sold in 1997.

   NOTE D - PROPERTY, PLANT, EQUIPMENT AND TIMBERLANDS

      The major classes of property, plant, equipment and timberlands at December 31, are as follows (in thousands):

                                                      1997      1996

      Land                                        $    120  $    120
      Buildings                                      8,268     8,083
      Machinery, equipment and railroad siding      56,105    50,802
      Timberlands                                       79        79
      Construction-in-progress                       1,757     3,478
                                                    ------    ------
                                                    66,329    62,562

      Accumulated depreciation and depletion        37,042    35,157
                                                    ------    ------
                                                   $29,287   $27,405
                                                    ======    ======

      At December 31, 1997 and 1996, $17,650,000 and $16,749,000,
   respectively, of fully depreciated assets were still in use. At December 31, 1996, the property, plant and equipment held for sale relates to the closure of the pulp mill and is recorded at the lower of book value or estimated market value less the costs of disposal. In December, 1997, the Company evaluated the remaining fixed assets held for resale by comparing the asset's carrying amount with its fair value less cost to sell. As a result, the Company recorded an impairment charge of $783,000.

      During 1996, the Company sold timberlands for $5,051,000 resulting in a gain of $4,873,000.

   NOTE E - ACCRUED LIABILITIES

      Accrued liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                      1997      1996

      Compensation and related taxes                $1,975    $1,965
      Profit Sharing                                   587       723
      Restructuring                                    810       -
      Other                                            936       774
                                                     -----     -----
                                                    $4,308    $3,462
                                                     =====     =====
   NOTE F - LONG-TERM DEBT

      Long-term debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                    1997        1996

      Revolving Credit Agreement                 $11,400    $  9,500
      Industrial Development Revenue
          Bonds (IDRBs)                            7,483       7,550
      Urban Development Action Grant               1,634       1,686
                                                 -------      ------
                                                  20,517      18,736
      Current portion                                123         119
                                                  ------      ------
                                                 $20,394     $18,617
                                                  ======      ======


      The Company's revolving credit facility provides for borrowings up to $12 million and extends to April 30, 1999. A commitment fee of 3/8 percent is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 1.5 percent (totaling 7.0 percent at December 31, 1997). Borrowings are collateralized by cash and cash equivalents, certificates of deposit, marketable securities, inventory, accounts receivable, marketable securities and certain property, plant and equipment.

      Certain of the IDRBs are due in monthly installments of $5,555 plus interest through maturity in 1999. The remaining IDRBs are due at maturity in 2006. Interest on the IDRBs is payable monthly at floating rates determined by remarketing agents (3.9 percent at December 31, 1997) and may be converted to fixed rates at certain dates in the future, at the Company's option, as specified in the agreements. The average rate in 1997 for these bonds was 3.75 percent. The IDRBs are collateralized by bank letters of credit expiring in 1998. The Company pays annual fees at 1 percent of the amount available under the letters of credit.

      As amended on March 9, 1998, the letters of credit and revolving credit facility require, among other items, the Company to maintain a minimum tangible net worth of $16,100,000 through June 29, 1998; $16,500,000 from June 30, 1998 through December 30, 1998, and $17,000,000 at December 31, 1998 and thereafter, a current ratio (excluding the revolving credit loan balance from current liabilities) of 1.70 to 1.0 or greater. Dividends and treasury stock purchases are limited to 33 percent of the Company's cumulative net income from July 1, 1996, and capital expenditures are limited to $3.1 million in 1998 and $2.5 million in 1999.

      The Urban Development Action Grant is due in monthly installments of $15,437, including interest at an effective rate of approximately 8.0 percent, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment.

      The carrying amount of the Company's long-term debt approximates fair value.

      Future maturities of all long-term debt are as follows:

      Year ended December 31,

      1998                                      $    123
      1999                                        11,528
      2000                                         1,516
      2001                                           -
      2002                                           -
      2003 and Thereafter                          7,350
                                                  ------
                                                 $20,517
                                                  ======

   NOTE G - INCOME TAXES

      The (benefit) provision for income taxes consists of the following (in thousands):

                                            1997       1996         1995

    Currently (refundable) payable:
      Federal                          $   (438)   $  (359)     $   800
      State                                  31         30            9
                                        -------     ------       ------
                                           (407)      (329)         809

    Deferred:
      Federal                              (746)      (915)         503
      State                                  -          10           -
                                        -------     ------       ------
                                           (746)      (905)         503
                                        -------     ------       ------
                                        $(1,153)   $(1,234)      $1,312
                                        =======     ======       ======

    The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                            1997       1996         1995

    Statutory Federal tax rate           (34.0)%    (34.0)%        34.0%
    Tax-exempt interest                     -        (0.4)         (1.3)
    State taxes                             -         0.8          (0.1)
    Other                                  1.9       (2.2)         (0.5)
                                         -----     ------        ------
    Effective tax rate                   (32.1)%    (35.8)%        32.3%
                                         =====     ======        ======


    The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                       1997         1996
    Deferred tax assets:
       Accounts receivable                        $    108    $      43
       Inventories                                     436          370
       Accrued expenses                                763          550
       Deferred compensation                           118          152
       Postretirement benefits                         344          585
       Unrealized loss on securities                    -             3
       Tax credit carryforward                       2,710        2,381
       State net operating loss carryforwards          550          466
       State credit carryforwards                    1,766        1,146
       Valuation allowance                          (2,075)      (1,393)
                                                    ------       ------
                                                     4,720        4,303
    Deferred tax liabilities:
       Fixed assets                                 (4,614)      (4,943)
                                                    ------       ------
    Net asset (liability)                          $   106      $  (640)
                                                    ======       ======

    For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $755,000 and $1,955,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $12,720,000 and $1,766,000, respectively. Certain carryforwards expire at various times over the next 10-15 year period. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance increased $682,000 based on management's reevaluation of the likelihood of realization.

   NOTE H - EMPLOYEE BENEFITS

    The Company has profit sharing plans covering substantially all employees. Contribution expenses associated with these plans were $587,000, $723,000 and $668,000 in 1997, 1996 and 1995, respectively.

   NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes was as follows (in thousands):

                                            1997       1996         1995

    Interest                              $1,345       $876       $1,406
    Income taxes                               5        937          683


    Noncash investing and financing activity:

    At December 31, 1997, 1996 and 1995, accounts payable included $134,000, $732,000 and $97,000, respectively, for property and equipment additions.

   NOTE J - MAJOR CUSTOMERS

    In 1997, no customers represented over 10 percent of the Company's net sales. Sales to a customer, which represents over 10 percent of the Company's net sales, were $12,030,000 and $10,732,000 in 1996 and 1995.

   NOTE K   DIRECTOR STOCK GRANT PLAN

    In 1997, in order to attract and retain competent independent directors to serve as Directors of the Company, the Company established a Director Stock Grant Plan. An aggregate of 25,000 shares of Common Stock was reserved for issuance under the Plan. Each Director who is not an employee of the Company is to receive a grant of Common Stock in partial payment of his or her retainer fee. During 1997, 7,345 shares were issued under the Plan, from treasury stock, at a value of $60,000.

   NOTE L - RESTRUCTURING PROVISIONS

    In December, 1997 the Company recorded a charge of $850,000 in connection with a plan to discontinue manufacturing certain products and eliminate certain converting operations. The charge includes employee termination benefits ($297,000), write down of equipment ($313,000), write down of inventory ($152,000), and a provision for other miscellaneous costs ($88,000).

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

   NOTE M - CONTINGENCIES

      The Company is responsible for the closure of a solid waste landfill. The Wisconsin Department of Natural Resources is presently considering the Company's proposed methods and materials to be used in closing the site. The range of the costs associated with this closure, depending upon the methods and materials used, is estimated to be $200,000 to $550,000. The Company has accrued the low end of the range.

   PART III

   Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

     A current report on Form 8-K dated July 10, 1997, as amended by a Form 8-K/A dated July 10, 1997, was filed to report a change in the Company's certifying accountant.

   Item 10.  Directors and executive officers of the registrant

     (a)  Directors of the registrant

     The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and " Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

     (b)  Executive officers of registrant

                                                              Period Served
                                                                 In This
          Name         Age                Office                 Office

   Michael J. Bekes    40  Vice President/COO                    2 years
                           Vice President/COO,                 1 1/2 years
                            Fletcher Paper Co.                   1/2 year
                           Mill Manager, Fletcher Paper Co.    5 1/2 years
                           Manager of Operations, Fletcher
                           Paper Co.


   Clifton A. Martin   46  Vice President, General Manager,
                            Plas-Techs, Inc.                   1 3/4 years
                           General Manager, Plas-Techs, Inc.   3 3/4 years
                           Sales Representative                6 1/2 years

   Mark C. Neumann     38  Vice President/Sales                2 3/4 years
                           Director of Marketing               2 3/4 years
                           Sales Representative                7 1/2 years


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

   ITEM 11.  Executive compensation

      The information required by this item is incorporated by reference from the information included under the captions "Executive Compensation", "Report of Compensation Committee on Annual Executive Management Compensation" and "Compensation Committee Interlocks and Insider Participation" set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

   Item 12.  Security ownership of certain beneficial owners and management

      (a)  Security ownership of certain beneficial owners

   The information required by this item is incorporated by reference from the information included under the caption, "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

         (b)  Security ownership of management

   The information required by this item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management," and "Election of Directors", set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

   Item 13.  Certain relationships and related transactions

      The information required by this item is incorporated by reference from the information included under the caption, "Election of Directors," set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

   PART IV

   Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

      (a)  (1) List of financial statements:

      The following is a list of the financial statements of Badger Paper Mills, Inc., together with the reports of independent accountants, included in this report:

                                                                        Pages

      Reports of Independent Accountants . . . . . . . . . . . . . . .  10-11
         Consolidated balance sheets, December 31, 1997 and 1996 . . . . . 12
         Consolidated statements of operations for the years ended
          December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . 13
         Consolidated statements of changes in shareholders' equity for the years ended December 31, 1997, 1996 and 1995 . . . . . . 14
         Consolidated statements of cash flows for the years ended
          December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . 15
         Notes to financial statements . . . . . . . . . . . . . . . . . . 16

      (a)  (2) List of financial schedules:

         The following is a listing of data submitted herewith:

      Reports of independent accountants on financial
         statement schedule . . . . . . . . . . . . . . . . . . . . . . 27-28

      Schedule for the years ended December 31, 1997, 1996 and 1995:
         II  Valuation and qualifying accounts and reserves  . . . . . . . 29

   Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

      (a)  (3)  Exhibits

         (3) (i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

             (ii) By-laws as amended through March 13, 1997 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1996).

         (4) (i) U. S. $18,000,000 Credit Agreement by and among Badger Paper Mills, Inc., New Riverview Holdings, Inc., Plas-Techs, Inc., and Harris Trust and Savings Bank, individually and as agent and PNC Bank, Ohio National Association dated as of June 30, 1993. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

             (ii) Waiver and First Amendment thereto dated as of June 30, 1993 (Incorporated by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

             (iii) Second Amendment thereto dated as of March 31, 1994 (Incorporated by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1994).

             (iv) Third Amendment thereto dated August 31, 1994 (Incorporated by reference to Exhibit 4(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

             (v) Fourth Amendment thereto dated February 17, 1995 (Incorporated by reference to Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

             (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

             (vii) Sixth Amendment and Waiver dated August 9, 1996 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

             (viii) Seventh Amendment and Waiver dated August 6, 1997 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

             (ix)     Eighth Amendment and Waiver dated March 9, 1998.

         (10)    Material Contracts:*

             (i) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

             (ii) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty
                     (Incorporated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

             (iii) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

             (iv) Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                     1997).

         (23)   (i)   Consent of Current Independent Public Accountant

                (ii)  Consent of Former Independent Public Accountant

         (27)   Financial Data Schedule (EDGAR version only)

         (99) Definitive Proxy Statement for 1997 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

   *Each of the "material contracts" represents a management compensatory agreement or arrangement.


      (b)    Reports on Form 8-K:

             (i) No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   DATE:  March 27, 1998

                                      BADGER PAPER MILLS, INC.


                                      /s/ Michael J. Bekes
                                      Michael J. Bekes
                                      Vice President/COO
                                      (Principal Executive Officer)


                                      /s/ George J. Zimmerman
                                      George J. Zimmerman
                                      Controller
                                      (Principal Accounting Officer)

   Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



   /s/ Mark D. Burish                 Director          March 27, 1998
   Mark D. Burish


   /s/ James L. Kemerling             Director          March 27, 1998
   James L. Kemerling


   /s/ Thomas J. Kuber                Director          March 27, 1998
   Thomas J. Kuber


   /s/ John R. Peterson               Director          March 27, 1998
   John R. Peterson


   /s/ Ralph D. Searles               Director          March 27, 1998
   Ralph D. Searles

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


   To the Shareholders and
      Board of Directors
   Badger Paper Mills, Inc. and Subsidiary
   Peshtigo, Wisconsin


   Our report on the 1997 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 10 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 23 of this Form 10-K. The 1996 and 1995 financial statements and schedules of Badger Paper Mills, Inc. and Subsidiary were audited by other auditors.

   In our opinion, the 1997 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


   /s/ Grant Thornton LLP

   Appleton, Wisconsin
   February 2, 1998

   REPORT OF INDEPENDENT ACCOUNTANTS


   To the Shareholders and Board of Directors
   Badger Paper Mills, Inc. and Subsidiary
   Peshtigo, Wisconsin

   Our report on the financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 11 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, for the years ended December 31, 1996 and 1995, listed in the index of this Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information to be included therein.



   /s/ COOPERS & LYBRAND L.L.P.


   Milwaukee, Wisconsin
   February 4, 1997

   Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1997, 1996 and 1995 (in thousands)

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

   Deducted in the balance sheet from
     the assets to which they apply:

   Allowance for discounts and
     doubtful accounts:

   Year ended December 31, 1997:
     Doubtful accounts                       $127             $791             $635     (A)         $283
     Discounts                                 38              814              817     (B)           35
                                            -----           ------           ------               ------
                                             $165           $1,605           $1,452                 $318
                                            =====           ======           ======               ======
   Year ended December 31, 1996:
     Doubtful accounts                       $136           $1,249           $1,258     (A)         $127
     Discounts                                 54              896              912     (B)           38
                                           ------           ------           ------               ------
                                             $190           $2,145           $2,170                 $165
                                           ======           ======           ======               ======
   Year ended December 31, 1995:
     Doubtful accounts                       $233             $661             $758     (A)         $136
     Discounts                                 53            1,052            1,051     (B)           54
                                           ------           ------           ------               ------
                                             $286           $1,713           $1,809                 $190
                                           ======           ======           ======               ======

   (A)  Write-off of uncollectible accounts

   (B)  Discounts taken and allowed

   Column C(2) has been omitted as the answer would be "None."

   Shareholders' Information

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

   Quarterly Price Ranges of Stock:

                             1997                         1996
    Quarter           High           Low           High          Low

    First           $10.25         $7.75        $16.00        $14.50
    Second            9.25          7.25         15.75         13.75
    Third            11.25          7.75         14.75         10.75
    Fourth           11.00          6.63         12.50          8.00


   Quarterly Dividends Per Share:
   Dividend rates are established by the Board of Directors. During the first quarter 1997, the Board suspended payment of quarterly dividends. The Company's line of credit maintains certain covenants which control the payment of dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."

                   Quarter             1997          1996

                   First              $0.00         $0.05
                   Second             $0.00         $0.05
                   Third              $0.00         $0.06
                   Fourth             $0.00         $0.06
                   Total              $0.00         $0.22


   Annual meeting of shareholders:
   The annual meeting of shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 12, 1998, at 10:00 a.m.


   DIRECTORS AND OFFICERS


   Board of Directors:

   Thomas J. Kuber - Chairman
        President
        K&K Warehousing

   Mark D. Burish
        President
        Hurley, Burish & Milliken, SC

   James L. Kemerling
        Consultant

   John R. Peterson
        Managing Director
        Cleary Gull Reiland & McDevitt, Inc.

   Ralph D. Searles
        President and CEO
        Great Northern Corporation


   Corporate Officers:

   Michael J. Bekes
        Vice President and COO

   Clifton A. Martin
        Vice President, General Manager,
        Plas-Techs, Inc.

   Mark C. Neumann
        Vice President/Sales

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



      (3)   (i)     Restated Articles of Incorporation, as amended
                    (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996).

            (ii) By-laws as amended through March 13, 1997 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

      (4)   (i)     U. S. $18,000,000 Credit Agreement by and among Badger
                    Paper Mills, Inc., New Riverview Holdings, Inc., Plas-
                    Techs, Inc., and Harris Trust and Savings Bank, individually and as agent and PNC Bank, Ohio National
                    Association dated as of June 30, 1993. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

            (ii) Waiver and First Amendment thereto dated as of June 30, 1993 (Incorporated by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

            (iii) Second Amendment thereto dated as of March 31, 1994 (Incorporated by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1994).

            (iv)    Third Amendment thereto dated August 31, 1994
                    (Incorporated by reference to Exhibit 4(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

            (v) Fourth Amendment thereto dated February 17, 1995 (Incorporated by reference to Exhibit 4(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

            (vi) Fifth Amendment thereto dated as of April 28, 1995 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

            (vii) Sixth Amendment and Waiver dated August 9, 1996 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

            (viii) Seventh Amendment and Waiver dated August 6, 1997 (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

            (ix)     Eighth Amendment and Waiver dated March 9, 1998.

      (10)  Material Contracts:*

            (i) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

            (ii) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1994).

            (iii) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

            (iv)    Director Stock Grant Plan dated July 23, 1997
                    (Incorporated by reference to the Company's ?Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1997).

      (23)  (i)     Consent of Current Independent Public Accountant

            (ii)    Consent of Former Independent Public Accountant

      (27)  Financial Data Schedule (EDGAR version only)

      (99)  Definitive Proxy Statement for 1997 Annual Meeting of
            Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

   ______________________
   * Each of the "material contracts" represents a management compensatory agreement or arrangement.