Form 10-Q
period 1998-03-31
BADGER PAPER MILLS INC
filed 1998-05-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of March 31, 1998, 1,951,855.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                 Pages
   FINANCIAL INFORMATION

        Consolidated Interim Statements of
        Operations and Retained Earnings -
        Three Months Ended March 31, 1998 and 1997                  3

        Consolidated Balance Sheets -
        March 31, 1998 and December 31, 1997                        4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1998 and 1997                  5

        Notes to  Consolidated Financial Statements               6-7

   MANAGEMENT'S DISCUSSION AND ANALYSIS                           7-8

   OTHER INFORMATION

        Submission of Matters to a
        Vote of Security Holders                                    9

        Exhibits and Reports on Form 8-K                            9

   SIGNATURES                                                      10

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                     Three Months Ended

                                                 March 31,       March 31,
                                                    1998            1997
    Net Sales                                     $18,261         $16,213

    Cost of Sales                                  16,426          16,275
                                                  -------         -------
      Gross Margin (Loss)                           1,835             (62)

    Selling and Administrative Expenses             1,206           1,052
                                                  -------         -------
      Operating Income (Loss)                         629          (1,114)

    Other Income, Net                                 213             102

    Interest Expense                                 (310)           (293)
                                                  -------         -------
      Income (Loss) Before Income Taxes               532          (1,305)

    Income Tax Expense (Benefit)                      180            (444)
                                                  -------         -------
      Net Income (Loss)                               352            (861)
                                                  -------         -------
    Retained Earnings, Beginning of Period         15,552          17,994

    Cash Dividends                                      -               -
                                                  -------         -------
    Retained Earnings, End of Period              $15,904         $17,133
                                                  =======         =======
    Net Income (Loss) Per Share                     $0.18          $(0.44)

    Dividends Per Share                                 -               -

    Average Shares Outstanding                  1,951,855       1,945,130

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                March 31,   December 31,
                                                   1998       1997
   ASSETS:
   Current Assets:
     Cash & Cash Equivalents                    $   481      $ 1,302
     Certificates of Deposit                      1,582        1,382
     Marketable Securities                        1,249        1,318
     Accounts Receivable - Net                    6,341        5,120
     Deferred Income Taxes                        1,291        1,291
     Inventories                                  5,408        4,844
     Refundable Income Taxes                        385          385
     Trade Credits                                  898          996
     Other Current Assets                           294          298
                                                -------      -------
       Total Current Assets                      17,929       16,936
                                                -------      -------
   Property, Plant, Equipment & Timberlands      65,466       66,329
     Less Allowance for Depreciation
      & Depletion                               (36,572)     (37,042)
                                                -------      -------
       Total Property, Plant, Equipment
        & Timberlands, Net                       28,894       29,287

   Other Assets                                   2,049        2,133
                                                -------      -------
   TOTAL ASSETS                                 $48,872      $48,356
                                                =======      =======
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current Liabilities:
     Current Portion of Long-Term Debt          $   123      $   123
     Accounts Payable                             5,252        7,313
     Accrued Liabilities                          4,070        4,308
                                                -------      -------
       Total Current Liabilities                  9,445        8,744

   Deferred Income Taxes                          1,185        1,185
   Long-Term Debt                                19,880       20,394
   Other Liabilities                              1,566        1,589
                                                -------      -------
       Total Liabilities                         32,076       31,912
                                                -------      -------
   STOCKHOLDERS' EQUITY:
   Common stock, no par value:
     4,000,000 shares authorized
     2,160,000 shares issued                      2,700        2,700
   Additional paid-in capital                       190          190
   Retained Earnings                             15,904       15,552
   Less treasury shares at cost:
   208,145 - 3/31/98 and 12/31/97                (1,998)      (1,998)
                                                -------      -------
       Total Stockholders' Equity                16,796       16,444
                                                -------      -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $48,872      $48,356
                                                =======      =======

   See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (dollars in thousands)

                                                      Three Months Ended
                                                     March 31,    March 31,
                                                       1998         1997
   Cash Flows from Operating Activities:
    Net Loss                                         $  352      $  (861)
    Adjustments to Reconcile to Net Cash
     Provided by (Used in) Operating Activities:
    Depreciation                                        699          733
    Changes in Assets and Liabilities:
     Increase in Accounts Receivables, Net           (1,221)        (633)
     Increase in Inventories                           (564)        (851)
     Increase (Decrease) in Accounts Payable
       and Accrued Liabilities                          701       (1,354)
     Decrease Other                                     163        1,036
                                                     ------      -------
        Net Cash Provided by (Used in)
        Operating Activities                            130       (1,930)
                                                     ------      -------
   Cash Flows From Investing Activities:
    Additions to Property, Plant and Equipment, Net    (306)      (2,234)
    Acquisition of Certificates of Deposit             (200)           -
    Purchases of Marketable Securities                  (63)           -
    Proceeds from Sales of Marketable Securities        132          500
                                                     ------      -------
        Net Cash Used In Investing Activities          (437)      (1,734)
                                                     ------      -------
   Cash Flows from Financing Activities:
    Payments on Long-Term Debt                          (14)         (13)
    (Decrease) Increase in Revolving
    Credit Borrowings                                  (500)       2,400
                                                     ------      -------
        Net Cash (Used in) Provided by
        Financing Activities                           (514)       2,387
                                                     ------      -------
   Net (Decrease) in Cash and Cash Equivalents         (821)      (1,277)
   Cash and Cash Equivalents:
    Beginning of Period                               1,302        4,078
                                                     ------      -------
    End of Period                                    $  481      $ 2,801
                                                     ======      =======

   See Notes to Consolidated Financial Statements

                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   A.   BASIS OF PRESENTATION

   The unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

   B.   INCOME TAXES

   The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% tax expense for the three months ended March 31, 1998, resulting from the Company's operating profits during such period. For the three months ended March 31, 1997, the Company provided for a 34% tax benefit, resulting from the Company's operating losses.

   C.   EARNINGS PER SHARE

   Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding.

   D.   INVENTORIES

   The major classes of inventories are as follows (in thousands):

                                               March 31,    December 31,
                                                  1998         1997

        Raw materials                           $1,274        $1,281
        Work in process and finished stock       4,134         3,563
                                                ------        ------
                                                $5,408        $4,844
                                                ======        ======

   E.   CONTINGENCIES

   The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continuous environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

   In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations
   The Company reported net sales of $18,261,000 for the first quarter ended March 31, 1998, or 12.6% higher than the $16,213,000 reported for the same period in 1997. Total pounds of paper shipped for the first quarter of 1998 increased 14.4% compared to the same period in 1997 and the average selling price of the paper sold decreased approximately 1.7%.

   Cost of sales increased $151,000 or 0.9% to $16,426,000 for the first quarter of 1998 compared to $16,275,000 for the same period a year earlier. The increased costs associated with producing 8.3% more paper in the first quarter of 1998 were partially offset by cost reductions due to a restructuring of our business. The restructuring resulted in the reduction of the Company's workforce by approximately 71 employees.

   Selling and administrative expenses increased $154,000 or 14.6% to $1,206,000 for the first quarter of 1998 compared to $1,052,000 reported for the same period in 1997. The increase in the first quarter of 1998 was due to primarily to costs associated with market development.

   Other income increased $111,000 or 108.8% to $213,000 for the first quarter 1998 compared to $102,000 for the first quarter of 1997. The increase is the result of realized gains associated with trade credits.

   Liquidity and Capital Resources
   As of March 31, 1998, the Company's capital resources for funding ongoing operations and capital expenditures included $3,312,000 of cash and marketable securities and a $12,000,000 Revolving Credit Facility running through April 30, 1999. As of March 31, 1998, borrowings under the Revolving Credit Facility totaled $10,900,000. The Revolving Credit Facility was amended on March 9, 1998, to modify certain financial covenants. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

   The restructuring discussed in Note L of the Notes to Consolidated Financial Statements contained in the Company's Form 10-K for the period ending December 31, 1997, was essentially completed during the first quarter of 1998.

   The Company is selling its offsite training facility for $725,000. This transaction will be completed in the second quarter of 1998, and is consistent with the Company's stated strategy of reducing costs and redeploying its assets into strategic investments. The Company intends to consolidate its training at its Peshtigo headquarters upon the sale of the offsite training facility.

   Cash provided by operating activities totaled $130,000 for the first quarter of 1998 and compares to cash used in operations of $1,930,000 for the same period in 1997. The major factors contributing to the $2,060,000 improvement in cash from operating activities are the improved net income in the first quarter of 1998 and the improved sales volumes, increased accounts payable, and accrued liabilities. Net cash used in investing activities decreased $1,297,000 primarily due to reduced capital spending. The $514,000 of cash used in financing activities was primarily due to a payment on the Revolving Credit Facility.

   Capital expenditures during the first quarter 1998 were $501,000, compared to $2,460,000 for the same period in 1997. An air water spray unit on the number one paper machine was installed and became operational during the first quarter. The spray unit will provide additional on-line moisture to the sheet. An eight-color flexographic printing press installed at the Company's subsidiary, Plas-Techs, Inc. started production in late April 1998. A major portion of the first quarter 1997 capital expenditures were associated with the new stock preparation addition.


                           PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

        (a) On Tuesday, March 10, 1998, at 10:00 a.m., a special meeting of shareholders of Badger Paper Mills, Inc. was held at the Best Western Riverfront, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

        (b) Shareholders voted against a shareholder proposal to approve the restoration of voting power pursuant to Section 180.1150 of the Wisconsin Business Corporation Law. The vote tallied 913,123 shares "Against" and 355,968 shares "For", with 2,072 shares abstaining.

   Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:
                  (27) Financial data schedule

             (b)  Reports on Form 8-K:
                  There were no reports filed on Form 8-K in the first quarter of 1998.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BADGER PAPER MILLS, INC.
                                      (Registrant)

   DATE:  May 13, 1998                By /s/ L. Harvey Buek
                                           L. Harvey Buek
                                           Interim President
                                           (Chief Executive Officer)

                                      By /s/ George J. Zimmerman
                                           George J. Zimmerman
                                           Controller
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.         Description

   27             Financial Data Schedule