Form 10-Q
period 1998-06-30
BADGER PAPER MILLS INC
filed 1998-08-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                F O R M  1 0 - Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

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


   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
    X  Yes.    No.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of June 30, 1998, 1,955,994.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                                        Pages

   FINANCIAL INFORMATION

   Condensed Consolidated Interim Statements of
     Operations and Retained Earnings -
     Quarter and Six Months Ended
     June 30, 1998 and 1997                                                 3

   Condensed Consolidated Balance Sheets - June 30, 1998 and
     December 31, 1997                                                      4

   Condensed Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 1998 and 1997                                           5

   Notes to Condensed Consolidated Financial Statements                   6-7

   MANAGEMENT DISCUSSION AND ANALYSIS                                     7-8

   OTHER INFORMATION

   Submission of Matters to a Vote of
     Security Holders                                                       9

   Exhibits and Reports on Form 8-K                                         9

   SIGNATURES                                                              10

                  CONDENSED CONSOLIDATED INTERIM STATEMENTS OF

                        OPERATIONS AND RETAINED EARNINGS

                                   (UNAUDITED)


   (Dollars in thousands, except per share data)

                                For Three Months       For Six Months Ended
                                  Ended June 30               June 30
                                 1998        1997        1998         1997

Net Sales                      $17,462     $17,819    $35,722       $34,033

Cost of Sales                   15,720      16,457     32,146        32,733
                               -------      ------     ------        ------
Gross Margin                     1,742       1,362      3,576         1,300

Selling and Administrative
  Expenses                       1,040       1,017      2,246         2,068
                               -------      ------     ------        ------
Operating Income (Loss)            702         345      1,330          (768)

Other Income (Expense), Net        152         125        366           226

Interest Expense                 (305)       (349)      (615)         (642)

Non Recurring Gain on Lodge
  Sale                            611         -          611           -

Non Recurring Executive
   Termination Expense           (286)        -         (286)          -
                              -------      ------     ------        ------
Income (Loss) Before Income
   Taxes                          874         121      1,406        (1,184)

Income Tax Expense (Benefit)      297          41        477          (403)
                              -------      ------     ------        ------
Net Income (Loss)                $577         $80       $929         $(781)
                              -------      ------     ------        ------
Retained Earnings,
  Beginning of Period          15,904      17,133     15,552        17,994

  Cash Dividends                  -           -                        -
                              -------      ------     ------        ------
Retained Earnings, End of
   Period                      16,481      17,213     16,481        17,213
                              -------      ------     ------        ------
Net Earnings (Loss) Per
   Share                        $0.29       $0.04      $0.48        $(0.40)

Dividends Per Share                0           0          0             0

Average Shares Outstanding -
   Basic                    1,955,994   1,945,130   1,953,323    1,945,130




   See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

   (Dollars in thousands)                       June 30,      December 31,
                                                  1998           1997

   ASSETS:

        Current Assets:
           Cash & Cash Equivalents                  $974        $1,302
           Certificates of Deposit                 1,312         1,382
           Marketable Securities                   1,355         1,318
           Accounts Receivable, Net                5,894         5,120
           Deferred Income Taxes                   1,291         1,291
           Inventories                             4,515         4,844
           Refundable Income Taxes                   385           385
           Trade Credits                             853           996
           Other Current Assets                      485           298
                                                --------     ---------
        Total Current Assets                      17,064        16,936


        Property, Plant, Equipment &
           Timberlands                            63,708        66,329

        Less: Allowance for Depreciation &
           Depletion                             (36,445)      (37,042)
                                                --------     ---------
        Total Property, Plant, Equipment &
           Timberlands, Net                       27,263        29,287

        Other Assets                               2,120         2,133
                                                --------     ---------
        TOTAL ASSETS                             $46,447       $48,356
                                                --------     ---------


        LIABILITIES AND STOCKHOLDERS' EQUITY:

        Current Liabilities:

           Current Portion of Long-Term Debt        $123          $123
           Accounts Payable                        4,051         4,313
           Accrued Liabilities                     3,877         4,308
                                                --------     ---------
        Total Current Liabilities                  8,051         8,744
                                                --------     ---------
        Deferred Income Taxes                      1,185         1,185
        Long-Term Debt                            18,266        20,394
        Other Liabilities                          1,539         1,589
                                                --------     ---------
        TOTAL LIABILITIES                         29,041        31,912
                                                --------     ---------


         Stockholders' Equity:

         Common Stock, No Par Value
           4,000,000 Shares Authorized;
           2,160,000 Shares Issued                 2,700         2,700

        Additional Paid-in Capital                   195           190

        Retrained Earnings                        16,481        15,552

        Less Treasury Shares at Cost:

        204,006 Shares at 6/30/98 and 208,145
          Shares at 12/31/97                      (1,970)       (1,998)
                                                --------       -------
        TOTAL STOCKHOLDERS' EQUITY                17,406        16,444
                                                --------       -------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                 $46,447       $48,356
                                                ========       =======


    See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



        (Dollars in thousands)

                                                 For Six Months Ended
                                                        June 30
                                                   1998         1997
    Cash Flows from Operating
        Activities:

    Net Income (Loss)                              $929        $(781)

    Adjustments to Reconcile to Net Cash

     Provided By (Used in) Operating
        Activities:

          Depreciation                            1,399        1,466
          Gain on Sale of Lodge                    (611)         -

     Changes in Assets and Liabilities:

           (Increase) Decrease in Accounts
             Receivable, Net                       (774)      (1,725)

           (Increase) Decrease in
             Inventories                            329          (50)

           (Decrease) in Accounts Payable          (262)      (1,239)

           (Decrease) in Accrued                   (431)        (993)
             Liabilities

           (Increase) Decrease in Other             (81)       1,076
                                                -------     --------
           Net Cash Provided by (Used in)
             Operating Activities                   498       (2,246)
                                                -------     --------
        Cash Flows From Investing
          Activities:

           Additions to Property, Plant and
             Equipment, Net                      (1,061)      (2,575)

           Purchase of Certificates of
             Deposit                               (615)         -

           Proceeds from Sales of
             Certificates of Deposit                685          -

           Purchase of Marketable
             Securities                            (263)         -

           Proceeds from Sales of
             Marketable Securities                  226          490

           Proceeds from Refund of Advances
             of Leased Assets                     1,572          -

           Proceeds on Sale of Lodge                725

           Unrealized Gain On Marketable
             Securities                             -              4
                                                -------      -------
           Net Cash (Used in) Provided by         1,269       (2,081)
                                                -------      -------
             Investing Activities

      Cash Flows from Financing
        Activities:

           (Payments on) Long-Term Debt             (28)         (26)

           Increase to (Decrease in)
             Revolving Credit Borrowings         (2,100)       3,400

           Acquisition of Treasury Stock,
             Net                                     33          -
                                                -------      -------
           Net Cash (Used in) Provided by
             Financing Activities                (2,095)       3,374
                                                -------      -------
      Net (Decrease) Increase in Cash and
        Cash Equivalents                           (328)        (953)

        Cash and Cash Equivalents:

           Beginning of Period                    1,302        4,079
                                                -------      -------
           End of Period                            974        3,126
                                                -------      -------


        See Note to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   A.     BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared by Badger Paper Mills, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. These adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

   B.     INCOME TAXES

          The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for both the three months and six months periods ended June 30, 1998, resulting from the Company's operating profits during such periods. For the three months ended June 30, 1997, the Company provided for a 34% tax expense, resulting from the Company's operating profit. For the six months ended June 30, 1997, the Company provided for a 34% tax benefit, resulting from the Company's operating loss during such period.

   C.     EARNINGS PER SHARE

          Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

   D.     INVENTORIES

          The major classes of inventories are as follows (in thousands):


                                         June 30,     December 31,
                                           1998         1997

             Raw materials                $1,158       $1,281

             Work in process and
               finished stock              3,357        3,563
                                          ------       ------
                                          $4,515       $4,844
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


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations
   The Company reported net sales of $17,462,000 for the second quarter ended June 31, 1998, which is down slightly from the $17,819,000 reported for the same period in 1997. Total pounds of paper shipped for the second quarter of 1998 decreased 5.9% compared to the same period in 1997. The average selling price of the paper sold increased approximately 3.3% due to a higher mix of specialty products.

   Sales for the six months ended June 30, 1998, were $35,722,000 compared to $34,033,000 for the same period a year ago. The increased revenue in 1998 is reflective of a 4% increase in shipping volume as well as a slight increase in average selling prices.

   Cost of sales decreased $737,000 or 4.5% to $15,720,000 for the second quarter of 1998 compared to $16,457,000 for the same period a year earlier. Year to date cost of sales were $32,146,000 for the six months ended June 30, 1998, compared to $32,733,000 for the first six months of 1997. The decreased costs were the result of the restructuring of our business in the first quarter of 1998 that reduced the Company's workforce by approximately 71 employees.

   Selling and administrative expenses increased $23,000 to $1,040,000 for the second quarter of 1998 compared to $1,017,000 reported for the same period in 1997. Year to date expenses increased $178,000 to $2,246,000 for 1998 from $2,068,000 for the first six months of 1997. The increase in 1998 expenses was in part due to costs associated with market development and consultants providing professional services relative to our restructuring.

   In the second quarter, the Company recorded a non-recurring capital gain of $611,000 on the sale of the Company's offsite training facility. Additionally, non-recurring executive termination expenses associated with the resignations of the Company's former President Vice
   President/Administration were also booked in the second quarter of 1998.

   Liquidity and Capital Resources

   As of June 30, 1998, the Company's capital resources for funding ongoing operations and capital expenditures include $3,641,000 of cash and marketable securities and a $12,000,000 Revolving Credit Facility. Borrowing under the Revolving Credit Facility totaled $9,200,000 as of June 30, 1998. The Revolving Credit Facility was amended on August 6, 1998 to extend the maturity date to July 1, 1999. The company believes it has adequate capital resources to meet it's near-term capital and operating needs.

   The Company sold its off-site training facility in Athelstane, Wisconsin for $725,000 in the second quarter 1998. The sale included the training facility, a caretaker's residence and 443 acres of land. A $611,000 capital gain was booked because the facility was essentially fully depreciated. This transaction is consistent with the Company's stated strategy of reducing costs and redeploying its assets into strategic investments.

   Capital expenditures during the second quarter and the first six months of 1998 were $679,000 and $1,180,000, respectively, compared to $939,000 and $3,399,000, respectively, during the same period in 1997. Major capital projects in progress in 1998 include an air spray unit on the number one paper machine, an automatic turn-up system on the number two paper machine, the resurfacing of the Yankee dryer on the number one paper machine and modifications to the number two paper machine associated with the development of dye sublimation paper. A major portion of the 1997 capital expenditures was related to the new stock preparation addition and a process computer on the number one paper machine.

   Installation of an eight-color flexographic printing press was completed in the second quarter 1998. The press is owned by General Electric Capital Corporation (GE Capital) and leased by the Company under a nine-year operating lease that commenced May 1, 1998. GE Capital reimbursed the Company in May, 1998 for $1,572,000 advanced by the Company in connection with the installation of the press.

   The proceeds from the sale of the off-site training facility and the flexographic press reimbursement were used to reduce the Revolving Credit Facility.


                         PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

          (a) On Tuesday, May 12, 1998, at 10:00 a.m., the Annual Meeting of Shareholders of Badger Paper Mills, Inc. was held at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

          (b) Two directors, whose terms expire at the 2001 Annual Meeting, were elected at the May 12, 1998 Annual Meeting by a vote of at least 1,368,249 shares "for", and at least 311,388 shares withheld. The elected directors were Thomas J. Kuber and John
               R. Peterson. The directors continuing in office were Mark D. Burish and James L. Kemerling, whose terms expire at the Annual Meeting in 1999, and Ralph D. Searles, whose term expires at the Annual Meeting in 2000.

          (c) The shareholders voted against a shareholder proposal to establish a committee of directors for the purpose of engaging an investment banking firm to facilitate and promote a sale or merger of the Company. The vote tallied was 412,452 shares "for", and 1,145,600 shares "against" such proposal, with 144,587 shares abstaining.

   Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                   (4.1)    Ninth Amendment and Waiver dated August 6, 1998.

                   (10.1) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. And Claude L. Van Hefty.

                   (10.2) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. And Miles L. Kresl, Jr.

               (27)         Financial data schedules

          (b)  Reports on Form 8-K:

               None.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BADGER PAPER MILLS, INC.
                                                                 (Registrant)


   DATE: August 13, 1998                           By  /s/ Thomas W. Cosgrove
                                                           Thomas W. Cosgrove
                                                                    President
                                                    (Chief Executive Officer)

   DATE: August 13, 1998                         By   /s/ George J. Zimmerman
                                                          George J. Zimmerman
                                                                    Treasurer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.    Description


   (4.1)     Ninth Amendment and Waiver dated August 6, 1998.

   (10.1) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. And Claude L. Van Hefty.

   (10.2) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. And Miles L. Kresl, Jr.

   (27)      Financial data schedules