Form 10-Q
period 1998-09-30
BADGER PAPER MILLS INC
filed 1998-11-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes. |_| No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,955,994 as of September 30, 1998.

                            BADGER PAPER MILLS, INC.

                                      INDEX



                                                                           Pages
                                                                           -----
FINANCIAL INFORMATION

Condensed Consolidated Interim Statements of
  Operations and Retained Earnings -
  Quarter and Nine Months Ended
  September 30, 1998 and 1997                                               3

Condensed Consolidated Balance Sheets -
  September 30, 1998 and December 31, 1997                                  4


Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1998 and 1997                             5

Notes to Condensed Consolidated Financial Statements                        6-7

MANAGEMENT DISCUSSION AND ANALYSIS                                          7-8

OTHER INFORMATION

Exhibits and Reports on Form 8-K                                            9

SIGNATURES                                                                  10

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

                                                       For Three Months Ended      For Nine Months Ended
                                                             September 30                September 30
                                                     -----------------------------------------------------
                                                          1998         1997           1998           1997
                                                     -----------  -----------    -----------    ----------

Net Sales                                            $   16,121   $   19,002     $   51,844     $   53,034
Cost of Sales                                            14,207       17,589         46,353         50,321
                                                     -----------  -----------    -----------     ----------
Gross Margin                                              1,914        1,413          5,491          2,713

Selling and Administrative Expenses                       1,151        1,006          3,397          3,075
                                                     -----------  -----------    -----------     ----------
Operating Income (Loss)                                     763          407          2,094          (362)

Other Income, Net                                           140          213            505            440
Interest Expense                                           (283)        (358)          (898)        (1,000)
Non Recurring Gain on Lodge Sale                              -            -            611              -
Non Recurring Executive Termination Expense                   -            -           (286)             -
                                                     -----------  -----------    -----------     ----------

Income (Loss) Before Income Taxes                           620          262          2,026           (922)

Income Tax Expense (Benefit)                                212           89            689           (314)
                                                     -----------  -----------    -----------     ----------
Net Income (Loss)                                     $     408    $     173     $    1,337     $     (608)
                                                     -----------  -----------    -----------     ----------

 Retained Earnings, Beginning  of Period                 16,481       17,213         15,552         17,994

Cash Dividends                                                -            -              -              -

                                                     -----------  -----------    -----------     ----------
Retained Earnings, End of Period                         16,889       17,386         16,889         17,386
                                                     ===========  ===========    ===========     ==========

Net Earnings (Loss) Per Share                         $    0.21    $    0.09      $    0.68    $    (0.31)

Dividends Per Share                                           0            0              0              0

Average Shares Outstanding - Basic                    1,955,944    1,947,268      1,953,323      1,945,892


      See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(Dollars in thousands)
                                                    September 30,   December 31,
                                                        1998           1997
                                                   ------------    ----------
ASSETS:
Current Assets:
      Cash & Cash Equivalents                        $   1,058      $   1,302
      Certificates of Deposit                              996          1,382
      Marketable Securities                              1,758          1,318
      Accounts Receivable, Net                           5,692          5,120
      Deferred Income Taxes                              1,291          1,291
      Inventories                                        5,747          4,844
      Refundable Income Taxes                              111            385
      Trade Credits                                        784            996
      Other Current Assets                                 516            298
                                                   ------------    -----------
Total Current Assets                                    17,953         16,936

Property, Plant, Equipment & Timberlands                64,386         66,329
Less: Allowance for Depreciation & Depletion          (37,144)        (37,042)
                                                   ------------    -----------
Total Property, Plant, Equipment &
  Timberlands, Net                                      27,242         29,287

Other Assets                                             2,069         2,133
                                                   ------------    -----------
TOTAL ASSETS                                        $   47,264      $  48,356
                                                   ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
      Current Portion of Long-Term Debt              $   2,923       $    123
      Accounts Payable                                   4,346          4,313
      Accrued Liabilities                                4,262          4,308
                                                   ------------    -----------
Total Current Liabilities                               11,531          8,744
                                                   ------------    -----------

Deferred Income Taxes                                    1,185          1,185
Long-Term Debt                                          15,285         20,394
Other Liabilities                                        1,448          1,589
                                                   ------------    -----------
TOTAL LIABILITIES                                       29,449         31,912
                                                   ------------    -----------

Stockholders' Equity:
Common Stock, No Par Value
      4,000,000 Shares Authorized,
      2,160,000 Shares Issued                            2,700
                                                                        2,700
Additional Paid-in Capital                                 196            190
Retained Earnings                                       16,889         15,552
Less Treasury Shares at Cost:
       201,618 Shares at 9/30/98 and
         208,145 Shares at 12/31/97                     (1,970)        (1,998)
                                                   ------------    -----------
TOTAL STOCKHOLDERS' EQUITY                              17,815         16,444
                                                   ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   47,264      $  48,356
                                                   ============    ===========

(1)      See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

(Dollars in thousands)
                                                       For Nine Months Ended
                                                           September 30
                                                      ------------------------

                                                           1998       1997
                                                          -----      -----

Cash Flows from Operating Activities:
       Net Income (Loss)                                $ 1,337     $ (608)
       Adjustments to Reconcile to Net Cash
         Provided By Operating Activities:
          Depreciation                                    2,098      2,180
          Gain on Sale of Lodge                            (611)        -

       Changes in Assets and Liabilities:
          (Increase) Decrease in Accounts
             Receivable, Net                               (572)    (1,278)
          (Increase) Decrease in Inventories               (903)       998
          Increase (Decrease) in Accounts Payable            33     (3,002)
          Increase (Decrease) in Accrued
            Liabilities                                     (46)      (823)
          (Increase) Decrease in Other                      191        609
                                                       --------   ---------

          Net Cash Provided by (Used in)
            Operating Activities                          1,527     (1,924)
                                                       --------   ---------

Cash Flows From Investing Activities:
          Additions to Property, Plant and
            Equipment, Net                               (1,739)    (3,708)
          Purchase of Certificates of Deposit              (200)         -
          Proceeds from Sales of Certificates
            of Deposit                                      586          -
          Purchase of Marketable Securities              (1,745)         -
          Proceeds from Sales of Marketable
            Securities                                    1,305        491
          Proceeds from Sales of Fixed Assets
            Held for Sale                                   672          -
          Proceeds from Refund of Prepaid
            Leased Assets                                 1,572          -
          Proceeds on Sale of Lodge                         725          -
          Unrealized (Loss) Gain On
            Marketable Securities                             -         10
                                                      ----------   --------
          Net Cash (Used in) Provided by
            Investing Activities                            504     (2,535)
                                                      ----------   --------

Cash Flows from Financing Activities:
          Increase to (Payments on) Long-
            Term Debt                                      (109)      (106)
          Increase to (Decrease in)
            Revolving Credit Borrowings                  (2,200)     3,400
          Acquisition of Treasury Stock, Net                 34          -
          Net Cash (Used in) Provided
            by Financing Activities                      (2,275)     3,294
                                                        --------   --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                         (244)    (1,165)

Cash and Cash Equivalents:
          Beginning of Period                             1,302      4,079
                                                        --------    -------
          End of Period                                   1,058      2,914
                                                        =======     =======



       See Notes to Consolidated Financial Statements.

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

B.       INCOME TAXES
         ------------

         The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for both the three and nine months periods ended September 30, 1998, resulting from the Company's operating profits during such periods. For the three months ended September 30, 1997, the Company provided for a 34% tax expense, resulting from the Company's operating profit. For the nine months ended September 30, 1997, the Company provided for a 34% tax benefit, resulting from the Company's operating loss during such period.

C.       EARNINGS PER SHARE
         ------------------

         Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

D.       INVENTORIES
         -----------

         The major classes of inventories are as follows (in thousands):

                                                  Sept. 30, 1998   Dec. 31, 1997
                                                  --------------   -------------
        Raw materials                                 $1,729        $ 1,281
        Work in process and finished stock             4,018          3,563
                                                       -----          -----
                                                      $5,747         $4,844
                                                      ======         ======

E.       CONTINGENCIES
         -------------

The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes, however, that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.

F.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
         -------------------------------------------------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, was adopted by the Company on January 1, 1998. Disclosure of segment and other related information is not required in interim periods of the first year of the Company's adoption. The Company will provide appropriate SFAS 131 disclosures for the year ended December 31, 1998.

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Results of Operations

The Company reported net sales of $16,121,000 for the third quarter ended September 30, 1998, which is down $2,881,000 or 15% from the $19,002,000 reported for the same period in 1997. Total pounds of paper shipped for the third quarter of 1998 decreased 21.9% compared to the same period in 1997 due to extremely soft market conditions. The average selling price of the paper sold increased approximately 6.0% due to a higher mix of specialty products.

Sales for the nine months ended September 30, 1998, were $51,844,000 compared to $53,034,000 for the same period a year ago. The decreased revenue in 1998 is reflective of a 5.4% decrease in shipping volume which was partially offset by an increase of 2.4% in average selling prices.

Cost of sales decreased $3,382,000 or 19.2% to $14,207,000 for the third quarter of 1998 compared to $17,589,000 for the same period a year earlier. Year to date cost of sales was $46,353,000 for the nine months ended September 30, 1998, compared to $50,321,000 for the first nine months of 1997. The decreased costs were the result of the restructuring of our business in the first quarter of 1998 that reduced the Company's workforce by approximately 71 employees and reduced operating levels due to soft market conditions.

Selling and administrative expenses increased $145,000 to $1,151,000 for the third quarter of 1998 compared to $1,006,000 reported for the same period in 1997. Year to date expenses increased $322,000 to $3,397,000 for 1998 from $3,075,000 for the first nine months of 1997. The increase in 1998 expenses was in part due to costs associated with market development and consultants providing professional services relative to our restructuring.

Interest expense decreased 21% for the third quarter of 1998 and 10% for the nine months ended September 30, 1998, compared to the same period during 1997. The reduced interest expense is due to repayment of $2,200,000 on the revolving credit facility.

The Company recorded in the second quarter a non-recurring capital gain of $611,000 on the sale of the Company's offsite training facility. Non-recurring executive termination expenses of $286,000 associated with Claude L. Van Hefty (former president) and Miles L. Kresl, Jr. (former vice president) were also booked in the second quarter of 1998.


Liquidity and Capital Resources

As of September 30, 1998, the Company's capital resources for funding ongoing operations and capital expenditures include $3,812,000 of cash and marketable securities and a $12,000,000 Revolving Credit Facility. Borrowing totaled
$9,200,000 as of September 30, 1998. The Company believes it has adequate capital resources to meet it's near-term capital and operating needs.

The Company has reached an agreement with its existing lender to refinance its Revolving Credit Facility with a new facility with a three year term. The Company and the lender are in the process of entering into a formal agreement with respect to the new facility, which management believes will be executed in the fourth quarter of 1998.

Capital expenditures during the third quarter and the first nine months of 1998 were $678,000 and $1,830,000, respectively, compared to $646,000 and $3,227,000, respectively, during the same period in 1997. Major capital projects in progress in 1998 include an air spray unit on the number one paper machine, the resurfacing of the Yankee dryer on the number one paper machine and helper drives on the number one and two paper machines. A major portion of the 1997 capital expenditures was the new stock preparation addition and a process computer on the number one paper machine.


Year 2000

The Company continues to make progress in achieving Year 2000 compliance. Internal information technology personnel are in the process of assessing IT systems for Year 2000 compliance and have started making necessary revisions. It is anticipated our internal IT staff, along with external consultants, will complete the Year 2000 project. The Company has not incurred any additional expenses to address the Year 2000 issues other than normal wage, benefits and related costs of the internal IT staff. Additional cost will be incurred for contract programming by an external consultant for our business systems, as well as hardware and software upgrades. By using the Company's limited information system personnel to address Year 2000 issues, there will be delays in the development and implementation of other information system projects that would benefit the Company; however, the Company does believe it will be at a competitive disadvantage as a result of these delays.

The Company is in the process of creating a Year 2000 project team to assist the internal IT staff in assessing computer process control equipment. There will be additional costs for hardware and software upgrades, but these costs have not been determined at this time. The Company anticipates that it will need to hire outside consultants to remediate potential Year 2000 noncompliance issues in its the process control equipment.

The Company is in the process of making inquiries of its vendors, professional advisors and other constituents whose Year 2000 compliance is important to its ongoing business. The limited preliminary information received by the Company to date, has not revealed any significant issues with respect to such third party Year 2000 compliance. In the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business and operations could be materially adversely affected.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)     Exhibits:

                  (27) Financial Data Schedules

          (b)     Reports on Form 8-K:

                    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BADGER PAPER MILLS, INC.
                                                                 (Company)


DATE: November 13, 1998                    By        /S/Thomas W. Cosgrove
                                                        Thomas W. Cosgrove
                                                                 President
                                                  (Chief Executive Officer)


DATE: November 13, 1998                    By       /S/George J. Zimmerman
                                                       George J. Zimmerman
                                                                 Treasurer
                                              (Principal Financial Officer)