Form 10-K405
period 1998-12-31
BADGER PAPER MILLS INC
filed 1999-03-31
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                           FORM 10-K and ANNUAL REPORT
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

                            Commission File No. 0-795


                            BADGER PAPER MILLS, INC.
             (Exact name of registrant as specified in its charter)


         200 West Front Street                              WISCONSIN
              P.O. Box 149                          (State of incorporation)
     Peshtigo, Wisconsin 54157-0149                        39-0143840
(Address of principal executive office)                (I.R.S. Employer
                                                      Identification Number)

       Registrant's telephone number, including area code: (715) 582-4551

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Without Nominal or Par Value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 23, 1999, 1,963,764 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares on the Nasdaq National Market) held by non-affiliates was approximately $14,052,695. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

Statement Regarding Forward-Looking Information

This Form 10-K, each of the Company's annual report to shareholders, Forms 8-K and 10-Q, proxy statements, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform
Act"). In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to the following:


o Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity, resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

o Changes in demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's paper products, growth rates of the end markets for the Company's products, technological or consumer preference changes or acceptance of the products by the markets served by the Company.

o Changes in the price of pulp, the Company's main raw material. All of the Company's pulp needs are purchased on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

o Unforeseen operational problems at any of the Company's facilities causing significant lost production and/or cost issues.

o        Changes in laws or regulations which affect the Company.


  Five-Year Comparison of Selected Financial Data

                                                                          Year ended December 31
                                                       1998           1997           1996           1995           1994
Earnings (in thousands):
   Net sales                                         $65,727        $70,427        $76,276        $92,648        $73,674
   Cost of sales                                      58,505         67,600         72,411         83,890         72,949
   Gross profit                                        7,222          2,827          3,865          8,758            725
   Selling and administrative expenses                 4,331          4,085          4,136          3,852          3,872
   Restructuring provision                                 -            850          7,430            504              -
   Pulp mill impairment charge                             -            783              -              -              -
   Profit (loss) from operations                       2,891         (2,891)        (7,701)         4,402         (3,147)
   Other income                                          946            650          4,842            414          1,068
   Interest expense                                    1,196          1,354            894          1,305          1,315
   Unrealized holding gain or (loss)
      on trading securities                                -              -            307            549           (846)
   Earnings (loss) before income taxes                 2,641         (3,595)        (3,446)         4,060         (4,240)
   Income tax expense (benefit)                          897         (1,153)        (1,234)         1,312         (1,713)
   Net earnings (loss)                                 1,744         (2,442)        (2,212)         2,748         (2,527)

Common stock:
   Number of shareholders of record                      470            515            518            568            613
   Weighted average shares outstanding             1,955,772      1,947,128      1,944,699      1,953,868      1,957,163
    Earnings (loss) per share                          $0.89         $(1.25)        $(1.14)         $1.41         $(1.29)
    Cash dividends declared per share                      -         $    -         $ 0.22          $0.10         $    -
    Book value per share                               $9.33         $ 8.42         $ 9.68         $11.04         $ 9.77

Financial position (in thousands)
    Working capital                                   $7,346         $7,196         $9,923        $10,459        $(1,276)
   Capital expenditures                                3,004          4,686          6,856          2,705          1,654
   Total assets                                       47,999         48,356         51,952         52,578         54,382
   Long-term debt                                     16,126         20,394         18,617         17,236         10,651
   Shareholders' equity                               18,257         16,444         18,832         21,443         19,120

PART I

Item 1.  Business

Badger Paper Mills, Inc. ("Badger" or the "Company") was incorporated under the laws of the State of Wisconsin in 1929. It has been producing paper for over 69 years. The industry segment in which the Peshtigo, Wisconsin paper mill operates is in the production of paper products. The Oconto Falls, Wisconsin facility is operated by the Company's Badger Paper Flexible Packaging Division subsidiary in the printing and converting industry segment.

Products and Distribution

Badger operates an ISO 9001 certified paper mill, consisting of two paper machines located in Peshtigo, Wisconsin. Converting facilities contiguous to the papermaking facilities include punching equipment, sheeters, trimmers, sealers, perforators, rewinders, waxers, paper drilling and die-cutting equipment. Badger also has a wholly-owned flexographic printing and converting operation in Oconto Falls, Wisconsin.

The products produced on Badger's Fourdrinier machine represented 78 percent of the paper products manufactured by the Company in 1998, and contributed more than 68 percent of 1998 revenue from the sale of paper products. Fine paper grades are produced utilizing fiber purchased on the open market, including pre and post consumer recycled fibers. These paper grades include multi-purpose business papers, offset, opaque, endleaf, ledger, reply card, watermarked, water-oil-grease resistant papers (WOGR), electrostatic copier, text and cover, and technical and specialty papers. Badger offers a wide range of colored papers and specializes in color matching. Badger sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka(R), Copyrite(R), ENVIROGRAPHIC(R), Northern Brights(R), Artopaque(R) and Marks of Distinction(R). These products are sold through paper merchants, brokers and value-added converters who in turn sell to other value-adding entities or direct to the consumer. Consumers of Badger fine paper products can be found in principal cities throughout North America.

The Company's Yankee machine produced 22 percent of the paper products manufactured by Badger in 1998, representing 32 percent of the 1998 revenue from the sale of paper products. These products consist of converted plain or printed waxed papers, laminating grades, machine-glazed, colors, specialty-coated base papers, twisting papers and various other specialty papers. These products are sold nationally and internationally to manufacturers, consumers and converters by Badger's own sales personnel and commissioned brokers.

Badger Paper Flexible Packaging Division operates a printing and converting facility that compliments Badger's packaging paper products. The Oconto Falls facility is capable of processing various substrates of film and paper and enhances the capabilities of the Peshtigo packaging paper operations, resulting in opportunities to expand business growth for both. The facility also has rewinding and polyethylene bag making equipment. Oconto Falls contributed 10 percent of the consolidated revenues in 1998.

Competition

Badger's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors.

Badger's production of fine papers from the Fourdrinier paper machine represents less than one percent of the production capacity in the United States. Competition for these papers comes from other specialty mills in North America and imports from other countries. Competition for flexible packaging and specialty papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as Badger, others have greater capacity. Backlogs are maintained by offering quality products, prompt service and technical assistance, including a research and development program to develop new products to meet customer product design specifications.

Inventories; Raw Materials

Badger's principal raw material used for papermaking operations is purchased pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Pre-consumer and post-consumer recycled pulp, northern and southern softwood and hardwood pulps, and hard white rolls make up the total fiber requirements. Since the closure of it's sulphite mill in 1996, Badger has purchased all its fiber requirements on the open market.

Other raw materials are purchased directly from manufacturers and distributors. Badger has at least two sources of supply for major items. Shortages of purchased pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger's ability to manufacture its products, and could adversely affect product mix.

The Flexible Packaging Division's primary raw materials are paper, polyethylene and printing inks. They are purchased directly from manufacturers, including paper purchases from the Peshtigo mill.

In-process and finished goods inventory at the end of 1998 was equivalent to approximately 38 days of production.

Energy

Badger is a large consumer of electricity and natural gas. Prior to 1997, Badger utilized an on-site 2,000 kilowatt electrical co-generation system. However, as a result of Badger's restructuring during 1996 and 1997, production steam requirements declined to a point where it has become more cost effective to purchase its entire electrical requirements. Badger's current electrical requirements are purchased from local public utilities. Badger's heat requirements are supplied by two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler. Natural gas is purchased from various sources in the United States and Canada. Management believes current sources of natural gas, fuel oil and electricity are adequate to meet Badger's needs.

Patents

Badger owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

Research and Development

Badger's technical staff researches and develops new products, although outside consultants are utilized from time to time. The amounts spent on product research and development activities were $2,971,000 in 1998, $5,287,00 in 1997, and $862,000 in 1996. The significant increase in research and development expenditures in 1997 was directed to new product introductions and the development of specialty products designed to meet the needs of our customers and the industry.

Backlog

As of December 31, 1998, Badger's backlog of orders was approximately $2,106,000, as compared to $3,550,000 and $875,000 at December 31, 1997 and 1996
respectively. Soft market conditions that existed at the end of each of these years allowed our customers to order closer to their actual needs.

Customers

In 1998 and 1997, no customers represented over 10 percent of Badger's net sales. Sales to a paper products operating segment customer were $12,030,000, or
15.8 percent of Badger's net sales, in 1996.

Environmental Matters

In August, 1997, the Wisconsin Department of Natural Resources (WDNR) met with Badger to discuss finalization of the Title V Air Operating Permit at Badger's Peshtigo, Wisconsin facility. Since that date, substantial changes have been made to Peshtigo's operation. A joint meeting with the WDNR and Dames & Moore (contracted environmental engineering firm) to discuss the modifications at Badger is scheduled in the second quarter of 1999. Compliance with the new requirements is expected.

All effluent flow from Badger's Peshtigo operations is directed into the joint municipal waste water treatment plant, which Badger operates under contract with the City of Peshtigo. The water treatment plant continues to meet or exceed all applicable environmental requirements.

Negotiations continue with the WDNR regarding final closure cover of the Harbor Road landfill. Badger and the WDNR have discussed various proposals and expect final resolution to the closure proposal in 1999. The costs related to such closure are expected to be within the amount reserved for such closure.

Badger Paper Flexible Packaging Division in Oconto Falls, Wisconsin, currently complies with its air operating permit.

Badger has in force all of the necessary environmental permits from federal, state and local authorities, and does not anticipate any problem with reissuance of any permits.

Employees

As of December 31, 1998, the Company had 295 employees. Of the 248 employees at the Peshtigo facility, 184 were covered by six-year collective bargaining contracts running through May 2001. The Oconto Falls facility employs 47 personnel, none of whom are covered by a collective bargaining contract.

Item 2.   Properties

The Company considers its manufacturing facilities to be in good repair and suitable for the purpose intended.

The Company's approximately 3,750 square foot headquarters and approximately 88,500 square foot paper manufacturing facility are located in Peshtigo, Wisconsin. Badger Paper Flexible Packaging Division's approximately 40,000 square foot facility is located in Oconto Falls, Wisconsin.

Item 3.   Legal Proceedings

The Company has no pending material legal proceedings.

Item 4.   Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders in the fourth quarter of 1998.


PART II

Item 5. Market for the registrant's common stock and related security holder matters.

Badger Paper Mills, Inc. common shares are traded on the Nasdaq National Market under the symbol BPMI. There were 455 registered shareholders of record as of March 23, 1999. Stock price and dividend information is found on page 37 of this report.

Item 6.   Selected financial data

Information regarding selected financial data of the Company is presented on page 3 of this report.

Item 7. Management's discussion and analysis of financial condition and results of operations

Result of Operations

Review of Operations

1998 began with the layoff of 71 employees, or 23.5 percent of the workforce, as the Company implemented the restructuring of its operations. The underlying strategy of the restructuring was to continue to accept orders at profitable margins, and to incur downtime when profit margins did not allow full operation. New product development was a focal point in 1998 as part of the long-term strategy of trending away from commodity type grades and moving sales and products toward specialty, niche grades.

Significant success in new product development contributed to attaining an average of 53 percent specialty grades sales dollars in 1998 compared to 37 percent in 1997. Development of oil and grease resistant papers, lighter weight printing papers, high-end laser papers and coated packaging papers also contributed to the increased level of specialty business in 1998.

The year was difficult for employees because of the speed and magnitude of change introduced in Badger's operations as the business was revamped. The required changes were completed successfully based, to a large extent, on the hard work and skill levels of the entire production staff. Throughout this period, accident rates were at all time lows; rejections from customers were at all time lows, and most production equipment operated at higher production rates compared to previous years. Investments were made to contribute to these accomplishments, but the underlying strength of our business is directly tied to the character and integrity of our employees.

The operations group continues to concentrate on safety and quality in 1999. As the business grows and more specialty grades are developed, the operations group will focus on quicker grade changes, reducing waste, improving the flexibility of the paper machines and the capabilities of the converting equipment.

1998 vs. 1997

In 1998 sales decreased  $4,700,000 or 7 percent to $65,727,000 from $70,427,000 during 1997. Weak market conditions continued in the industry, especially in the commodity market. This resulted in a decline of 11 percent in the volume of shipments. The average selling price increased slightly despite the volume decrease, primarily due to increased percentage of higher margin products sold in 1998. Specialty products increased to approximately 53 percent of our gross sales dollars in 1998 from 37 percent in 1997.

Cost of sales of $58,505,000 for 1998 decreased by $9,095,000 or 13 percent from $67,600,000 in 1997. This reduction was the result of a 12% decrease in production due to the weak market conditions in 1998. Our strategy was to take downtime when market conditions warranted, versus running low margin commodity products. Cost reductions were also achieved by the reduction of our administrative and production workforce by approximately 71 employees. We also experienced declining prices for the cost of purchased fiber during 1998. Production rates at the Peshtigo facility were at record levels, while the start-up of the new Chadwick printing press at the Oconto Falls plant experienced some difficulties. These problems were resolved with the efforts of engineering staffs at both facilities during the fourth quarter of 1998.

Gross profit in 1998 improved to $7,222,000 from $2,827,000 reported in 1997. This primarily is a result of concentrating on higher profit margin specialty products. Workforce reductions and cost saving initiatives that were implemented on the manufacturing floor also contributed to the higher gross profit.

Selling and administration expenses increased $246,000 to $4,331,000 in 1998. The additional expenses were in part associated with development costs in the specialty market and consultants providing professional services relative to our product restructuring during 1998.

The Company recorded a second quarter non-recurring capital gain of $611,000 on the sale of its offsite training facility. Additionally, non-recurring executive termination expenses of $286,000 associated with the resignations of the Company's former President and Vice President were also recorded in the second quarter of 1998.

Interest expense during 1998 decreased 12 percent to $1,196,000 compared to $1,354,000 in 1997. The decrease in interest expense was attributable to lower average borrowings under the Company's revolving credit facility. Badger's effective tax rate was a 34 percent provision in 1998, compared to a 32.1 percent benefit for the year 1997.

The Flexible Packaging Division, which contributed approximately 10 percent to the consolidated revenue of Badger, was profitable.


1997 vs. 1996

Net sales for 1997 of $70,427,000 compared to $76,276,000 reported in 1996, or an 8 percent decrease. Weak market conditions have existed in the industry since the third quarter of 1995. This resulted in a decline of 4 percent in the volume of shipments, 10 percent higher production downtime and a decrease in average selling price of 5 percent for 1997 when compared to a year earlier.

Cost of sales for 1997 decreased 7 percent to $67,600,000 from $72,411,000 for 1996. Production from operations decreased 5 percent in 1997 when compared to a year earlier due to machine downtime scheduled because of soft market conditions. The cost of purchased fiber remained relatively stable throughout 1997 and equaled the cost incurred during 1996. Energy, operating and maintenance supplies, and environmental expenses decreased 19 percent from a year earlier due to the closure of Badger's pulp mill in May 1996, and lower energy costs and cost reduction initiatives realized during 1997. Costs were impacted in 1997 by $5,287,000 of research and product development costs compared with $862,000 for 1996. The increased spending related to development of new manufacturing techniques, new products and new applications that management believed were necessary to implement the Company's strategy to transition from a producer of commodity products and reposition itself in the marketplace as a specialty products manufacturer.

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

Plas-Techs (now known as Badger Paper Flexible Packaging Division) contributed approximately 7 percent to the consolidated revenue of Badger and was profitable for each of the years 1997 and 1996.

Interest expense for 1997 totaled $1,354,000 compared to $894,000 for 1996. The increase in interest expense was attributable to higher average borrowings under the Company's revolving credit facility. Badger's effective tax rate was a 32.1 percent benefit for 1997 compared to a 35.8 percent benefit for the year 1996.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures for 1998 totaled $3,004,000 compared to $4,686,000 in 1997 and $6,856,000 in 1996. Depreciation totaled $2,752,000 in 1998 compared to $2,790,000 and $2,743,000 in 1997 and 1996, respectively.

Major capital projects during 1998 included the metalizing of the Yankee dryer surface, installation of helper drives on both paper machines, installation of a cross direction moisture control system on the Yankee paper machine, and a wax plant ramp and enclosure at Peshtigo. A Chadwick eight-color central impression flexographic press was also installed at Badger Paper Flexible Packaging Division's Oconto Falls facility. The 1997 and 1996 capital spending included the new $7,500,000 stock preparation project at Peshtigo, which was completed in early 1997.

In 1999, Badger plans to continue investment in upgrading its facilities, including improvements and upgrades to both paper machines. The planned capital expenditures are primarily geared toward product development support in our drive toward specialty products.

Capital Resources

In January 1999, Badger refinanced its revolving credit facility with its existing lender. The refinanced facility extends through November 2001, and provides for borrowings up to $12,000,000.

Certain covenants require Badger to maintain a fixed charge ratio, a debt leverage ratio, minimum tangible net worth, provide for limitations on capital expenditures, and require the Company to make principal payments on its outstanding Industrial Development Revenue Bonds. Further detail is presented in Note F to the Company's Consolidated Financial Statements.

At December 31, 1998, $10,200,000 was outstanding under the revolving credit agreement referenced above, a $1,200,000 decrease from the balance outstanding at December 31, 1997.

Cash Flows

Cash provided from operations was $2,079,000 in 1998 and $399,000 in 1997. The improved cash flow is attributed to the increased income generated in 1998.

Net cash provided by investing activities was $171,000 in 1998, which is a substantial improvement over the $4,951,000 of cash used in 1997. The increase relates to the proceeds from the sale of the Company's training facility and the maturity of certificates of deposit. The Company also received the reimbursement from General Electric Capital Corporation (GE Capital) of $1,572,000 advanced by Badger in connection with the installation of the Chadwick press at the Flexible Packaging Division's Oconto Falls facility. The Flexible Packaging Division entered into a nine-year operating lease with GE Capital for the Chadwick press on May 1, 1998.

Cash used in financing activities in 1998 was $1,323,000, compared to $1,775,000 provided in 1997. The primary use of these funds was the reduction of long-term debt by $2,323,000 in 1998.

Year 2000

Badger has a Year 2000 Committee that has been assigned the task of assuring Year 2000 ("Y2K") compliance for all information technology and non -IT systems. The Committee is committed to ensuring Badger is Y2K compliant by September 1, 1999.

The Company's State of Readiness - Information Technology

Our internal information technology staff has been assigned the responsibility of assuring Year 2000 compliance for the Peshtigo and Oconto Falls facilities for all information technology systems. This includes the main frame computer, personal computers, network servers, telephone system and related software. The staff has identified and is testing all hardware and software for Y2K compliance. The highest priority will be assigned to hardware and software that have date sensitive components.

Our main frame computer is Y2K compliant for its hardware and operating system. It is estimated we have completed 10 to 15 percent of necessary programming changes to the business systems to become Y2K compliant. We will be utilizing outside resources to review, test and complete the required programming changes on the software for our business systems.

We will be using specially purchased software to test compliance on all personal computers. It is estimated that 10 percent, or 12 of our personal computers will have to be upgraded or replaced. All other hardware and software will be tested individually by our staff with support from the manufacturer and local service companies. As the systems are being reviewed, consideration will be made for upgrading and/or replacement.

Our network servers are relatively new and we do not anticipate any hardware or software problems during the Y2K review process. The phone system was upgraded to be Y2K compliant in 1998.

The Company's State of Readiness - Non-information Technology

Our engineering staff has assigned two employees the responsibility of assuring Year 2000 compliance for all manufacturing aspects of the Peshtigo and Oconto Falls facilities for all non-information technology systems. All equipment that has computerized process controllers or any date sensitive data in computer chips will be reviewed. This includes the paper machines, converting equipment, boilers, waste treatment facilities, printing presses, lab equipment, and all related software. The staff has identified and is testing all hardware and software for Y2K compliance.

The most critical manufacturing equipment for a paper mill are the paper machines themselves. Each paper machine is controlled by an independent process control computer. In 1998 we replaced the process computer on the Yankee Paper Machine and it was made Y2K compliant by the manufacturer. The Fourdrinier Paper machine has a replacement process computer ordered for installation in July 1999 and it will be Y2K compliant.

The new Chadwick press at our Oconto Falls facility is also Y2K compliant.

All hardware and software will be tested individually by our staff with support from the manufacturer and local service companies. The highest priority will be assigned to manufacturing equipment that is the most critical to our operations and to any hardware and software that have date sensitive components. The Company is surveying our key suppliers on the status of their Y2K compliance to assure our continued source of raw materials and other critical components for our manufacturing process. Their response to the survey will be used to determine readiness of key suppliers.

The Costs to Address the Company's Year 2000 Issues

The Company has not incurred any additional expenses to address Y2K issues other than normal wages and benefits of our IT and engineering staffs. Additional costs will be incurred for contract programming and system upgrades and/or replacement. We anticipate this total cost to be less than $200,000.

As mentioned previously, we replaced the process control computer on the Yankee paper machine for $741,000, and have ordered a replacement computer for the Fourdrinier paper machine. The Fourdrinier process computer has a cost of $1,194,000, and will be leased. While the costs are significant, they have not been included in the above cost estimates. In both cases , the process computers were obsolete and had to be replaced. There was no acceleration of the project due to Y2K issues.

The telephone system was replaced in 1998 in order to upgrade our telephone capabilities. We have not included the costs in the above estimate because the replacement was not accelerated due to Y2K issues.

The Risks of the Company's Year 2000 Issues

Risks  of  the  Company   must  be  divided  by   information   technology   and
non-information technology systems.

The primary risk for information technology is the main frame computer and our business system software. As stated previously, the IBM RS-6000 computer is compliant and we have upgraded to the latest operating system. The risk to the Company is that the outside programming resources we intend to use to upgrade other business software may not have adequate staff to program in the COBOL language used in the Company's business systems. There is also the risk they may not complete their task per our schedule. Their priorities will be date sensitive software that processes data. Current discussions with these contractors have indicated that the required programming will be completed on time.

The primary risk for non-information technology relates to our boilers and paper machines. Both paper machines use steam produced by the boilers. There are two risks associated with the boilers -- the Y2K status of all process controls and the availability of natural gas. We have begun to review the process controls on the boilers to determine to what extent upgrades or replacements will be needed. If natural gas is not available, the boilers will be able to burn fuel oil to meet all steam requirements. As stated previously, the process computers on the paper machines have been or are scheduled to be replaced.

At the Flexible Packaging Division the primary risk is the Y2K status of the printing presses. The manufacturer of the newly-installed Chadwick press has informed the Company that it is Y2K compliant. The Company is testing the other two presses used at this facility.

The Company's Contingency Plan

Contingency plans will be developed in the second quarter of 1999 as testing proceeds and results are reviewed.

Risks described above for information technology can be temporarily handled manually. One example would be hand typing customer invoices, purchase orders, payroll checks and vendor checks. The other option would be to use less sophisticated personal computer software on a short term basis.

Non-information technology risks were described above. The primary concern is the control of specification of our manufacturing process. This would be handled with additional staffing to manually control the manufacturing process in the absence of computerized process controls.

In Oconto Falls we have three printing presses and would divert production to the Chadwick press, which is Y2K compliant.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. The Company's revolving credit facility provides for borrowings up to $12 million and extends to November 2001. A commitment fee of 1/2 percent is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 2.0 percent (totaling 7.54 percent at December 31, 1998).

Certain of the IDRBs require aggregate quarterly installments of $140,000 plus interest beginning March 31, 1999 through March 31, 2002. The Company is required to make a principal payment of not less than $1,885,000 in March 1999. Principal installments of $495,000, $400,000 and $35,000 are due June 30, 1999, 2000 and 2001, respectively, and $65,000 due January 31, 2001. These installments are in addition to the quarterly installments. Interest on the IDRBs is payable at floating rates determined by remarketing agents (4.1 percent at December 31, 1998). The remaining IDRBs are due in monthly installments of $5,555 plus interest through maturity in 1999.

Even though a majority of the Company's debt is at variable interest rates, it is felt the Company's exposure to interest rate fluctuations is immaterial to the consolidated financial statements. A hypothetical 1 percent increase in interest rates would cause an estimated $175,000 increase in annual interest expense.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8.   Financial statements and supplementary data


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





To the Board of Directors and Shareholders of Badger Paper Mills, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. (a Wisconsin corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statement of operations, shareholders' equity and cash flows of Badger Paper Mills, Inc. and Subsidiaries for the year ended December 31, 1996, were audited by other auditors whose report dated February 4, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP

Appleton, Wisconsin
January 29, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
     Board of Directors
Badger Paper Mills, Inc.
Peshtigo, Wisconsin

We have audited the accompanying consolidated statements of operations, of changes in shareholders' equity, and of cash flows and the financial statement schedule listed in the index of this Form 10-K of Badger Paper Mills, Inc. and Subsidiaries for the year ended December 31, 1996, prior to the adoption and application of Financial Accounting Standards Board Statement No. 131, as discussed in Note H. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1996, nor have we examined any adjustments or disclosures related to the 1996 information contained in Note H.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, prior to the adoption and application of Financial Accounting Standards Board Statement No. 131, as discussed in Note H, present fairly, in all material respects, the consolidated results of operations of Badger Paper Mills, Inc. and Subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information to be included therein.



/s/ PRICEWATERHOUSE COOPERS LLP
Milwaukee, Wisconsin
February 4, 1997

                    Badger Paper Mills, Inc. And Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (dollars in thousands)

                                 ASSETS                      1998       1997
Current Assets
  Cash and cash equivalents                                $2,229      $1,302
  Certificates of deposit                                     996       1,382
  Marketable securities                                     1,361       1,318
  Accounts receivable, net                                  5,262       5,120
  Inventories                                               6,201       4,844
  Refundable income taxes                                      27         385
  Deferred income taxes                                     1,220       1,291
  Prepaid expenses and other                                  558         298
                                                          -------     -------
     Total current assets                                  17,854      15,940

PROPERTY, PLANT, EQUIPMENT AND TIMBERLANDS, NET            27,291      29,287

OTHER ASSETS
  Trade credits                                               696         996
  Other                                                     2,158       2,133
                                                          -------     -------
                                                            2,854       3,129
     Total assets                                         $47,999     $48,356
                                                          =======     =======

                             LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt                        $3,068        $123
  Accounts payable                                          3,913       4,313
  Accrued liabilities                                       3,357       4,308
  Income taxes payable                                        170           -
                                                          -------     -------
     Total current liabilities                             10,508       8,744

LONG-TERM DEBT                                             16,126      20,394

DEFERRED INCOME TAXES                                       1,700       1,185

OTHER LIABILITIES                                           1,408       1,589

COMMITMENTS AND CONTINGENCIES                                  -           -

SHAREHOLDERS' EQUITY
  Common stock, no par value; 4,000,000
     shares authorized, 2,160,000 shares issued             2,700       2,700
  Additional paid in capital                                  200         190
  Retained earnings                                        17,296      15,552
  Treasury stock, at cost, 199,278 and 208,145
     shares in 1998 and 1997, respectively                 (1,939)     (1,998)
                                                          -------     -------
     Total shareholders' equity                            18,257      16,444
                                                          -------     -------
     Total liabilities and shareholders' equity           $47,999     $48,356
                                                          =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                            Badger Paper Mills, Inc. and Subsidiaries
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       For Years Ended December 31, 1998, 1997 and 1996
                        (dollars in thousands, except per share data)
                                                       1998             1997              1996
Net sales                                             $65,727          $70,427          $76,276

Cost of sales                                          58,505           67,600           72,411
                                                      -------          -------          -------
          Gross profit                                  7,222            2,827            3,865

Selling and administrative expenses                     4,331            4,085            4,136

Restructuring provision                                     -              850            7,430

Pulp mill asset impairment charge                           -              783                -
                                                      -------          -------          -------
                                                        4,331            5,718           11,566
                                                      -------          -------          -------
          Operating income (loss)                       2,891           (2,891)          (7,701)

Other income (expense):

  Interest and dividend income                            237              236              224

  Interest expense                                     (1,196)          (1,354)            (894)

  Executive termination costs                            (286)               -                -

  Unrealized holding gain on
    trading securities                                      -                -              307

 Gain (loss) on disposal of property,
    plant, equipment and  timberlands                     632             (14)            4,871

  Miscellaneous, net                                      363              428            (253)
                                                      -------          -------          -------
                                                         (250)            (704)            4,255
                                                      -------          -------          -------
Income (loss) before income taxes                       2,641           (3,595)          (3,446)

Provision (benefit)  for income taxes                     897           (1,153)          (1,234)
                                                      -------          -------          -------
          Net income (loss)                            $1,744          $(2,442)         $(2,212)
                                                      =======          =======          =======
          Net earnings (loss) per share                 $0.89           $(1.25)          $(1.14)
                                                      =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.


                    Badger Paper Mills, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For Years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                             1998        1997        1996

Common stock
  Balance, December 31                     $  2,700    $  2,700    $  2,700
                                            -------     -------     -------
Additional paid-in capital
  Balance, January 1                            190         178         168
  Treasury stock issued                          10          12          10
                                            -------     -------     -------
  Balance, December 31                          200         190         178
                                            -------     -------     -------
Retained earnings
  Balance, January 1                         15,552      17,994      20,633
  Net income (loss)                           1,744      (2,442)     (2,212)
  Cash dividend of $.22 in 1996                --          --          (427)
                                            -------     -------     -------
  Balance, December 31                       17,296      15,552      17,994
                                            -------     -------     -------
Treasury stock
  Balance, January 1                         (1,998)     (2,040)     (2,058)
  Shares acquired (920 shares in 1997)         --            (8)       --

  Shares issued (8,867, 7,645 and 2,800
    shares in 1998, 1997 and 1996,
    respectively)                                59          50          18
                                            -------     -------     -------
  Balance, December 31                       (1,939)     (1,998)     (2,040)
                                            -------     -------     -------
Shareholders' equity
  Balance, December 31                     $ 18,257    $ 16,444    $ 18,832
                                            =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                  Badger Paper Mills, Inc. and Subsidiaries

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For Years ended December 31, 1998, 1997 and 1996
                                            (dollars in thousands)
                                                                                  1998            1997           1996

Cash flows from operating activities:
  Net income (loss)                                                                 1,744         $(2,442)      $(2,212)
  Adjustments to reconcile to net cash provided by operating activities:
      Depreciation and depletion                                                    2,752           2,790         2,743
      Pulp mill closure provision, net of cash expenditures                             -               -         6,923
      Pulp mill impairment charge                                                       -             783             -
      Director's fees paid in stock                                                    69              60             -
      Deferred income taxes                                                           586            (746)         (905)
      Net proceeds from sales of marketable securities trading                          -               -         2,533
      Unrealized holding loss on marketable securities trading                          -               -          (307)
      Realized loss (gain) on sale of marketable securities                            48              (8)          468
      (Gain) loss on disposal of property, plant, equipment and
        timberlands                                                                  (632)             14        (4,871)

  Changes in assets and liabilities
      Accounts receivable, net                                                       (142)           (564)        2,399
      Inventories                                                                  (1,357)          1,993          (113)
      Accounts payable and accrued liabilities                                     (1,351)         (2,250)          719
      Income taxes refundable (payable)                                               528           1,081        (1,293)
      Other                                                                          (166)           (312)         (753)
                                                                                  -------         -------      --------
          Net cash provided by operating activities                                 2,079             399         5,331

Cash flows from investing activities:
  Additions to property, plant, equipment and timberlands                          (3,004)         (4,686)       (6,856)
  Proceeds from sale of property, plant, equipment and timberlands                  2,880             627         5,133
  Net acquisition of certificates of deposit                                          386          (1,382)            -
  Purchases of marketable securities                                               (1,927)         (1,192)       (3,601)
  Proceeds from sale of marketable securities                                       1,836           1,682         2,245
  Restricted funds from Industrial Development Revenue Bond                             -               -            34
                                                                                  -------         -------      --------
          Net cash provided by (used in) investing activities                         171          (4,951)       (3,045)

Cash flows from financing activities:
  Payments on long-term debt                                                       (2,323)           (119)         (115)
  Increase in revolving notes payable                                               1,000           1,900         1,500
  Dividends paid                                                                        -               -          (427)
  Acquisition of treasury stock - net                                                   -              (6)            -
                                                                                  -------         -------      --------
          Net cash used in (provided by) financing activities                      (1,323)          1,775           958
                                                                                  -------         -------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                         927          (2,777)        3,244

Cash and cash equivalents:
  Beginning of year                                                                 1,302           4,079           835
                                                                                  -------         -------      --------
  End of year                                                                      $2,229          $1,302        $4,079
                                                                                  =======         =======      ========

The accompanying notes are an integral part of these statements.


                    Badger Paper Mills, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Badger Paper Mills, Inc. and Subsidiaries ("Company") manufactures paper and paper products and provides converting and printing services to customers throughout North America. In February 1998, Peshtigo Power, LLC ("Peshtigo") was incorporated to produce steam for Badger Paper Mills, Inc. Peshtigo Power is wholly owned by the Company.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1.  Consolidation Principles

The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated.


2.  Operating Segments

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires public companies to use a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.
See Note H.

3.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located throughout North America. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

4.  Estimates

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

The valuation of trade credits involves a significant estimate. The Company regularly evaluates the recoverability of its trade credits. The Company has looked at several factors in determining the recoverability. These factors included: 1) prior experience in utilizing trade credits; 2) current negotiations with vendors which would involve the utilization of trade credits;
3) existing contractual agreements with vendors which utilize trade credits; and
4) the likelihood of renewing and extending existing agreements which utilize trade credits. It is reasonably possible that the Company's estimate of the recoverability of these trade credits will change significantly, with the result that the carrying value may have to be reduced.

5.  Cash Equivalents and Certificates of Deposit

For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

6.  Marketable Securities

The investment portfolio at December 31, 1998 and 1997, which consists of taxable United States agency bonds, corporate bonds, tax-exempt bonds and equity securities are classified as available for sale. The difference between cost and fair value is insignificant. The specific identification method is used to compute realized gains and losses. The bonds mature at various dates as follows:
1 year to 5 years, $58,843, and after 10 years, $1,142,531. The balance of marketable securities consists of equity securities of $160,000.

7.  Receivables

Accounts receivable are stated net of an allowance for sales returns, discounts and doubtful accounts.

8.  Trade Credits

Trade credits represent credits issued by an international barter firm in exchange for surplus inventory. Trade credits are recorded at the lower of cost or market of the inventory exchanged. Gain is recognized upon utilization of the trade credits with the Company's suppliers and vendors.

9.  Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (LIFO) basis.

10.  Property, Plant, Equipment and Timberlands

These assets are stated at cost, less depreciation and depletion. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Accelerated depreciation is used for income tax purposes. Depletion on timberlands is determined on the cost method.

11.  Income Taxes

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

12.  Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $2,971,000, $5,287,000 and $862,000 for 1998, 1997 and 1996, respectively, and are included in cost of sales.

13.  Net Earnings Per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,955,772 shares, 1,947,128 shares and 1,944,699 shares in 1998, 1997 and 1996, respectively). The contingently issued stock options discussed in Note M have not been considered in this calculation.

14.   Revenue Recognition

Revenue is recognized by the Company when goods are shipped.

15.  Environmental Expenditures

Accruals for remediation costs are recorded when it is probable that a liability has been incurred and the amount of the costs can be reasonable estimated.

16.  Financial Instruments

For cash and certificates of deposit, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term debt, the carrying amount approximates fair value based on comparison with current rates offered to the Company for debt with similar remaining maturities.

17.  Reclassifications

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.


NOTE B - RECEIVABLE ALLOWANCES

    The receivable allowances at December 31, 1998 and 1997 are as follows (in thousands):

                                                 1998          1997
                                                ------        ------
        Sales returns and allowances             $154          $208
        Cash discounts                             31            35
        Doubtful accounts                          59            75
                                                -----         -----
                                                 $244          $318
                                                =====         =====

NOTE C - INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 1998 and 1997 are as follows (in thousands):

                                                      1998          1997
                                                      ----          ----


        Raw materials                                $1,858         $1,281
        Work-in-process and finished stock            4,343          3,563
                                                      -----          -----
                                                     $6,201         $4,844
                                                      =====          =====

The FIFO cost of raw materials, work-in-process and finished stock inventories approximated $10,150,000 and $9,050,000 at December 31, 1998 and 1997,
respectively. It is not practical to separate finished stock and work-in-process inventories.


NOTE D - PROPERTY, PLANT, EQUIPMENT AND TIMBERLANDS

The major classes of property, plant, equipment and timberlands at December 31, are as follows (in thousands):

                                                         1998         1997


       Land                                           $     120    $     120
       Buildings                                          8,297        8,268
       Machinery, equipment and
        railroad siding                                  56,044       56,105
       Timberlands                                           79           79
       Construction-in-progress -
        equipment                                           549        1,757
                                                         ------       ------
                                                         65,089       66,329

       Accumulated depreciation and depletion            37,798       37,042
                                                         ------       ------
                                                        $27,291      $29,287
                                                         ======       ======


At December 31, 1998 and 1997,  $18,184,000 and  $17,650,000,  respectively,  of fully depreciated assets were still in use. In December 1997, the Company evaluated the remaining fixed assets held for resale relating to the closure of the pulp mill by comparing the asset's carrying amount with its fair value less cost to sell. As a result, the Company recorded an impairment charge of $783,000.

During 1998, the Company sold its off-site training facility for $725,000 resulting in a gain of $611,000.

During 1996, the Company sold timberlands for $5,051,000 resulting in a gain of $4,873,000.


NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                     1998                 1997

         Compensation and related taxes              $1,539             $1,975
         Profit sharing                                 496                587
         Restructuring                                   15                810
         Environmental remediation                      121                200
         Other                                        1,186                736
                                                     ------              -----
                                                     $3,357             $4,308
                                                      =====              =====

NOTE F - LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                           1998           1997
                                                           ----           ----
     Revolving Credit Agreement                          $10,200         $11,400
     Industrial Development Revenue Bonds (IDRBs)          7,417           7,483
     Urban Development Action Grant                        1,577           1,634
                                                          ------          ------
                                                          19,194          20,517
     Less:  current portion                                3,068             123
                                                          ------          ------
                                                         $16,126         $20,394
                                                          ======         =======


In January 1999, the Company refinanced its revolving credit facility. The Company's refinanced revolving credit facility provides for borrowings up to $12 million and extends to November, 2001. A commitment fee of 1/2 percent is payable for unused amounts. Interest on borrowings is at the LIBOR rate plus 2.0 percent (totaling 7.54 percent at December 31, 1998). Borrowings are collateralized by cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, inventory and certain property, plant and equipment.


Certain of the IDRBs require varying quarterly installments of $140,000 plus interest beginning March 31, 1999 through March 31, 2006. The Company is required to make a principal payment of not less than $1,885,000 in March 1999. Principal installments of $495,000, $400,000 and $35,000 are due June 30, 1999, 2000 and 2001, respectively, and $65,000 is due January 31, 2001. These installments are in addition to the quarterly installments. Interest on the IDRBs is payable at floating rates determined by remarketing agents (4.1 percent at December 31, 1998). The remaining IDRBs are due in monthly installments of $5,555 plus interest through maturity in 1999.

The revolving credit facility and certain IDRBs require, among other items, the Company to maintain a fixed charge coverage ratio of 1.15 and 1.50 for periods ending June 29, 2000 and 2001, respectively and 2.0 for periods subsequent to June 29, 2001; a debt leverage ratio of 3.50 for 1999 and 2.75 for periods after 1999. Capital expenditures are limited to not more than $3,700,000, $6,000,000 and $4,800,000 in 1999, 2000 and 2001, respectively.

The Urban Development Action Grant is due in monthly installments of $15,437, including interest at an effective rate of approximately 8.0 percent, through maturity in April, 2000, at which time a final payment of $1,499,490 is due. This grant is collateralized by certain machinery and equipment.

Future maturities of all long-term debt are as follows:

             Year ended December 31,

                        1999                                 $  3,068
                        2000                                    2,476
                        2001                                   10,860
                        2002                                      560
                        2003                                      560
                        2004 and thereafter                     1,670
                                                               ------
                                                              $19,194
                                                               ======

NOTE G - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                            1998        1997           1996
                                            ----        ----           ----

   Currently payable (refundable):
      Federal                               $179      $  (438)       $  (359)
      State                                  132           31             30
                                            ----         ----           ----
                                             311         (407)          (329)

   Deferred:
      Federal                                336         (746)          (915)
      State                                  250           -              10
                                            ----         ----           ----
                                             586         (746)          (905)
                                            ----         ----           ----
                                            $897      $(1,153)       $(1,234)
                                            ====       ======         ======


The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                            1998       1997          1996


      Statutory Federal tax rate            34.0%     (34.0)%       (34.0)%
      Tax-exempt interest                      -          -          (0.4)
      State taxes                              -          -           0.8
      Other                                    -        1.9          (2.2)
                                            ----      -----         -----
              Effective tax rate            34.0%     (32.1)%       (35.8)%
                                            ====      =====         =====


The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                         1998        1997


       Deferred tax assets:
         Accounts receivable                         $    143       $    108
         Inventories                                      311            436
         Accrued expenses                                 766            763
         Deferred compensation                             95            118
         Postretirement benefits                          290            344
         Tax credit carryforwards                       2,938          2,710
         State net operating loss carryforwards           362            550
         State credit carryforwards                     2,099          1,766
         Valuation allowance                           (2,692)        (2,075)
                                                      -------        -------
                                                        4,312          4,720
       Deferred tax liabilities:
         Fixed assets                                  (4,792)        (4,614)
                                                      -------        -------
               Net asset (liability)                 $   (480)      $    106
                                                      =======        =======

For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $1,099,000 and $1,840,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $11,796,000 and $2,098,000, respectively. Certain carryforwards expire at various times over the next 10-15 year period. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance increased $617,000 based on management's reevaluation of the likelihood of realization.

NOTE H - OPERATING SEGMENTS

The Company adopted SFAS 131 in 1998. Prior years' information has been restated to present segment information for the Company's two business segments, paper products and printing and converting services. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment as well as films and non-woven materials from other customers.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Intersegment revenue relates to the transfer of material or provision of services between the two segments. The Company evaluates the performance of its segments and allocates resources to them based on net earnings. There are no jointly used or allocated assets between the segments.

Total segment income, assets and other significant items are the same as the consolidated information.

All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico, and are immaterial to total revenues.

The following provides information on the Company's segments (in thousands):

                                  Paper Products               Printing and Converting                   Total
                              1998       1997       1996       1998       1997       1996       1998       1997       1996

Revenues from external
customers                 $  61,236  $  66,260  $  72,244  $   6,709  $   5,177  $   5,280  $  67,945  $  71,437  $  77,524

Intersegment revenues           588         38         31      1,630        972      1,217      2,218      1,010      1,248

Depreciation and
depletion                     2,560      2,617      2,581        192        173        162      2,752      2,790      2,743

Restructuring provision           -        850      7,430          -          -          -          -        850      7,430

Pulp mill asset
impairment charge                 -        783          -          -          -          -          -        783          -

Interest expense              1,097      1,250        795         99        104         99      1,196      1,354        894

Executive termination
costs                           286          -          -          -          -          -        286          -          -

Gain (loss) from
disposal of long-lived
assets                          632        (14)     4,871          -          -          -        632        (14)     4,871

Income tax (benefit)
provision                       862     (1,325)    (1,492)        35        172        258        897     (1,153)    (1,234)

Segment income (loss)         1,490     (2,771)    (2,968)       254        329        756      1,744     (2,442)    (2,212)

Segment assets               42,779     43,184     47,574      5,220      5,172      4,378     47,999     48,356     51,952

Expenditures for
long-lived assets             2,498      3,502      6,158        506      1,184        698      3,004      4,686      6,856


The following is a reconciliation of segment information to consolidated information:

Revenues:                                       1998        1997        1996

     Total revenues for segments                $67,945     $71,437     $77,524

     Elimination of intersegment revenues        (2,218)     (1,010)     (1,248)
                                                -------     -------     -------

                                                $65,727     $70,427     $76,276
                                                =======     =======     =======


NOTE I - EMPLOYEE BENEFITS

The Company has profit sharing plans covering substantially all employees. Contribution expenses associated with these plans were $496,000, $587,000 and $723,000 in 1998, 1997 and 1996, respectively.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows (in thousands):


                                  1998             1997             1996


         Interest                $1,235            $1,345          $876
         Income taxes                57                 5           937


Noncash investing and financing activity:

At December 31, 1998, 1997 and 1996, accounts payable included $22,000, $134,000 and $732,000, respectively, for property and equipment additions.

NOTE K - MAJOR CUSTOMERS

In 1998 and 1997, no customers represented over 10 percent of the Company's net sales. Sales to a customer, which represents over 10 percent of the Company's net sales, were $12,030,000 in 1996. These sales were from the Paper Products operating segment.


NOTE L - DIRECTOR STOCK GRANT PLAN

In 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established a Director Stock Grant Plan (the "Director Plan"). An aggregate of 25,000 shares of Common Stock was reserved for issuance under the Director Plan. Under the Director Plan, each Director of the Company receives a grant of Common Stock in partial payment of his or her annual retainer. During 1998 and 1997, 8,867 and 7,345 shares, respectively, were issued from treasury stock, at a value of $69,000 and $60,000, respectively.


NOTE M B STOCK OPTION PLAN SUBJECT TO SHAREHOLDER APPROVAL

On May 12, 1998, the Board of Directors approved an incentive stock option plan (the Plan) as a mechanism to attract and retain its officers and key employees by providing additional performance incentives and the opportunity to share ownership in the Company. The Plan allows the Company to grant options or shares of restricted stock not to exceed more than an aggregate of 130,000 common shares. The exercise price for any stock option is equal to the fair market value of a share of common stock on the date of grant. The term of any option may not exceed ten years. The Plan is subject to approval by the Company's stockholders at their next annual meeting in May 1999. As of December 31, 1998, the Board of Directors had conditionally granted 115,000 options to officers and key employees at an exercise price of $8.09 per common share, subject to the approval of the Company's stockholders.

If the Company stockholders approve this plan, the Company will account for the stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE N - RESTRUCTURING PROVISIONS

In December 1997, the Company recorded a charge of $850,000 in connection with a plan to discontinue manufacturing certain products and eliminate certain converting operations. The charge includes employee termination benefits ($297,000), write down of equipment ($313,000), write down of inventory ($152,000), and a provision for other miscellaneous costs ($88,000).

During 1996, the Company recorded a charge of $7,430,000 resulting from the closure of the pulp mill. The charge includes the write down of pulp mill assets and inventories ($5,294,000), costs associated with the early retirement or severance of certain workers ($1,672,000) and provision for other miscellaneous costs ($464,000).


NOTE O - COMMITMENTS AND CONTINGENCIES

Rental Agreements

The Company leases certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $222,200, $123,000 and $85,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum rental payments are as follows (in thousands):

      Year ended December 31,

                 1999                                  $   235
                 2000                                      235
                 2001                                      235
                 2002                                      235
                 2003                                      235
                 2004 and thereafter                       786
                                                        ------
                                                        $1,961
                                                        ======

Environmental Matters

The Company has accrued for certain remediation costs associated with the closure of a solid waste landfill. The Company's estimated potential exposure ranges from $121,000 to $471,000, based on the remediation methods and material used to close the site. At December 31, 1998, the Company accrued $121,000 based on its selected remediation method and materials. Currently, the Wisconsin Department of Natural Resources (WDNR) and the Company are negotiating the requirements for appropriate site monitoring and further remediation efforts if additional environmental problems are detected at the site. Also, WDNR may require the Company to escrow approximately $250,000 over a five-year period for additional remediation costs if environmental problems are detected. The Company does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations in any one year.


PART III


Item 9. Changes in and disagreements with accountants on accounting and financial disclosure


On July 10, 1997, Badger changed its certifying accountant. Badger's Board of Directors approved the dismissal of the accounting firm Coopers and Lybrand LLP, and concurrently resolved to engage Grant Thornton LLP in their place.

Grant Thornton, who currently serves as Badger's principal accountant, audited the Company's financial statements for the fiscal years ended December 31, 1998 and 1997.

The reports made by Coopers and Lybrand on Badger's financial statements for 1996 contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year 1996, and for the interim period ended July 10, 1997, Badger had no disagreement with Coopers and Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Coopers and Lybrand, would have caused them to make reference to the matter in their report. No other reportable events occurred within Badger's two most recent fiscal years.

Item 10.  Directors and executive officers of the registrant

(a)  Directors of the registrant

The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

(b)  Executive officers of registrant

                                                                   Period Served
   Name              Age            Office                        In This Office

Michael J. Bekes     41  Vice President/COO of the Company              3 years
                         Vice President/COO, Fletcher Paper Co.     1 1/2 years
                         Mill Manager, Fletcher Paper Co.             1/2 year
                         Manager of Operations, Fletcher Paper Co.  5 1/2 years

Thomas W. Cosgrove   58  President of the Company                     3/4 year
                         General Manager, Kimberly Clark
                         Corporation (Scott Paper Co.),
                         Marinette Division                             8 years

Thomas J. Kuber      58  Chairman of the Board of the Company          12 years
                         President, K&K Warehousing                    26 years
                         Chief Executive Officer, Great
                         Lakes Pulp & Fibre, Inc.                       4 years

Clifton A. Martin    47  Vice President, General Manager, Badger
                         Paper Flexible Pkg.                        2 3/4 years
                         General Manager, Badger Paper Flexible
                         Packaging                                  3 3/4 years
                         Sales Representative of the Company        6 1/2 years

Mark C. Neumann      39  Vice President/Sales of the Company        3 3/4 years
                         Director of Marketing of the Company       2 3/4 years
                         Sales Representative of the Company        7 1/2 years

George J. Zimmerman  52  Treasurer of the Company                     3/4 year
                         Controller of the Company                      3 years
                         Division Accounting Manager, Pope & Talbot     7 years


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

Item 11.  Executive compensation

The information required by this item is incorporated by reference from the information included under the captions "Executive Compensation", "Report of Compensation Committee on Annual Executive Management Compensation" and
"Compensation Committee Interlocks and Insider Participation" set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 12.  Security ownership of certain beneficial owners and management

(a)  Security ownership of certain beneficial owners

The information required by this item is incorporated by reference from the information included under the caption, "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

(b)  Security ownership of management

The information required by this item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management," and "Election of Directors", set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 13.  Certain relationships and related transactions

The information required by this item is incorporated by reference from the information included under the caption, "Certain Transactions," set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  (1) List of financial statements:

The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountant, included in this report:

                                                                     Pages
 Reports of Independent Accountant
   Consolidated balance sheets, December 31, 1998 and 1997............16
   Consolidated statements of operations for the years ended
     December 31, 1998, 1997 and 1996.................................17
   Consolidated statements of changes in shareholders'
     equity for the years ended
     December 31, 1998, 1997 and 1996.................................18
   Consolidated statements of cash flows for the years
     ended December 31, 1998, 1997 and 1996...........................19
   Notes to financial statements......................................20

(a)  (2) List of financial schedules:

The following is a listing of data submitted herewith:

   Reports of independent accountant on financial statement
     schedule
   Schedule for the years ended December 31, 1998, 1997 and 1996:
     II  Valuation and qualifying accounts and reserves...............36

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

     (4) (i) U. S. $12,000,000 Credit Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc.(formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto.

     (10)     Material Contracts:**

          (i) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

         (ii) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorporated by reference to
              Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

         (iii)Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         (iv) Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          (v) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

         (vi) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

     (23) (i) Consent of Current Independent Public Accountant

         (ii) Consent of Former Independent Public Accountant

     (27)     Financial Data Schedule (EDGAR version only)

     (99) Definitive Proxy Statement for 1999 Annual Meeting of ShareholderS (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each  of  the  "material  contracts"  represents  a  management   compensatory
agreement or arrangement.

(b)  Reports on Form 8-K:

          (i) No reports on Form 8-K were filed during the fourth quarter of 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 31, 1999

                                           BADGER PAPER MILLS, INC.


                                            By:  /s/ Thomas W. Cosgrove
                                                 Thomas W. Cosgrove
                                                 President
                                                 (Chief Operating Officer)


                                             By: /s/ George J. Zimmerman
                                                 George J. Zimmerman
                                                 Treasurer
                                                 (Chief Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ L. Harvey Buek         Director                        March 31, 1999
L. Harvey Buek


/s/ Mark D. Burish         Director                        March 31, 1999
Mark D. Burish


/s/ Thomas W. Cosgrove     Director                        March 31, 1999
Thomas W. Cosgrove


/s/ James L. Kemerling     Director                        March 31, 1999
James L. Kemerling


/s/ Thomas J. Kuber        Director                        March 31, 1999
Thomas J. Kuber


/s/ John R. Peterson       Director                        March 31, 1999
John R. Peterson

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT






To the Shareholders and
  Board of Directors
Badger Paper Mills, Inc.
  and Subsidiaries
Peshtigo, Wisconsin


Our report on the 1998 and 1997 financial statements of Badger Paper Mills, Inc. and Subsidiaries is included on page 14 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K. The 1996 financial statements and schedules of Badger Paper Mills, Inc. and Subsidiaries were audited by other auditors.

In our opinion, the 1998 and 1997 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Grant Thornton LLP

Appleton, Wisconsin
January 29, 1999

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1998, 1997 and 1996 (in thousands)


                 Column A                      Column B        Column C      Column D         Column E
                                                              Additions
                                              Balance at      charged to                      Balance
                                              beginning       costs and       Deduc-         at end of
                Description                    of year         expenses       tions             year

Deducted in the balance sheet from
  the assets to which they apply:

Allowance for discounts,
  doubtful accounts and claims/
   allowances:

Year ended December 31, 1998:
  Doubtful accounts and
     claims/allowances                            $283            $780        $ 850   (A)        $213
  Discounts                                         35             661          665   (B)          31
                                                  ----          ------       ------              ----
                                                  $318          $1,441       $1,515              $244
                                                  ====          ======       ======              ====
Year ended December 31, 1997:
  Doubtful accounts and
     claims/allowances                            $127            $791         $635   (A)        $283
  Discounts                                         38             814          817   (B)          35
                                                  ----          ------       ------              ----
                                                  $165          $1,605       $1,452              $318
                                                  ====          ======       ======              ====
Year ended December 31, 1996:
  Doubtful accounts and
     claims/allowances                            $136          $1,249       $1,258   (A)        $127
  Discounts                                         54             896          912   (B)          38
                                                  ----          ------       ------              ----
                                                  $190          $2,145       $2,170              $165
                                                  ====         =======      =======              ====

(A)  Write-off of uncollectible accounts and claims for products

(B)  Discounts taken and allowed

Column C(2) has been omitted as the answer would be "None."


Shareholders' Information

Market makers:                                   Stock transfer agent:
Robert W. Baird & Co., Inc. (BARD)               Harris Trust & Savings Bank
Herzog, Heine, Geduld, Inc. (HRZG)               111 West Monroe Street
                                                 Chicago, Illinois 60690


Stock Price and Dividend Information:

The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported on the Nasdaq National Market System.

Quarterly Price Ranges of Stock:

                                  1998                      1997

       Quarter               High          Low         High          Low
       First                $8.875       $6.750      $10.250       $7.750
       Second              $10.750       $6.875       $9.250       $7.250
       Third                $9.750       $7.250      $11.250       $7.750
       Fourth               $8.500       $6.500      $11.000       $6.630


Quarterly Dividends Per Share:

Dividend rates are established by the Board of Directors. During the first quarter 1997, the Board suspended payment of quarterly dividends. The Company's line of credit maintains certain covenants which limit the Company's ability to pay dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."


Annual Meeting of Shareholders:

The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 11, 1999, at 10:00 a.m.

                             DIRECTORS AND OFFICERS


Board of Directors:

Thomas J. Kuber - Chairman
     President
     K&K Warehousing

L. Harvey Buek
     LHB - O & M Consulting

Mark D. Burish
     President
     Hurley, Burish & Milliken, SC

Thomas W. Cosgrove
     President
     Badger Paper Mills, Inc.

James L. Kemerling
     Consultant

John R. Peterson
     Managing Director
     Cleary Gull Reiland & McDevitt, Inc.


Corporate Officers:

Thomas J. Kuber
     Chairman of the Board

Thomas W. Cosgrove
     President

Michael J. Bekes
     Vice President and COO

Clifton A. Martin
     Vice President
     Badger Paper Flexible Packaging Div.

Mark C. Neumann
     Vice President/Sales

George J. Zimmerman
     Treasurer

Mark D. Burish
     Secretary

Susan A. Rudolph
     Assistant Secretary

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  Exhibit No.     Description

     (3) (i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         (ii) By-laws as  amended  through  March  13,  1997  (Incorporated   by
              reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

     (4) (i) U. S. $12,000,000 Credit Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc.(formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto.

     (10)     Material Contracts:**

          (i) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

         (ii) Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorporated by reference to
              Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

         (iii)Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         (iv) Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          (v) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

         (vi) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

     (23) (i) Consent of Current Independent Public Accountant

         (ii) Consent of Former Independent Public Accountant

     (27)     Financial Data Schedule (EDGAR version only)

     (99) Definitive Proxy Statement for 1999 Annual Meeting of ShareholderS (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each  of  the  "material  contracts"  represents  a  management   compensatory
agreement or arrangement.