Form 10-Q
period 1999-03-31
BADGER PAPER MILLS INC
filed 1999-05-13
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                        R
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,963,764 as of March 31, 1999.

                            BADGER PAPER MILLS, INC.

                                      INDEX
                                                                           Pages
                                                                           -----

FINANCIAL INFORMATION

Condensed Consolidated Interim Statements of
  Operations and Retained Earnings -
  Quarter Ended March 31, 1999 and 1998                                      3

Condensed Consolidated Balance Sheets -
a.         March 31, 1999 and December 31, 1998                              4


Condensed Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1999 and 1998                                 5

Notes to Condensed Consolidated Financial Statements                       6-7

MANAGEMENT DISCUSSION AND ANALYSIS                                         7-8

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                                           11

OTHER INFORMATION

Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                  13

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
 (Dollars in thousands, except per share data)
                                                     For Three Months Ended
                                                         March 31, 1999
                                               --------------------------------
                                                  1999             1998
                                               ---------------  ---------------
Net Sales                                       $      15,326     $     18,261
Cost of Sales                                          13,425           16,426
                                               ---------------  ---------------
Gross Margin                                            1,901            1,835

Selling and Administrative Expenses                     1,128            1,206
                                               ---------------  ---------------
Operating Income (Loss)                                   773              629

Interest Expense                                         (272)            (310)
Interest Income                                            36               59
Other Income (Expense), Net                                30              154
                                               ---------------  ---------------
Income (Loss) Before Income Taxes                         567              532

Income Tax Expense (Benefit)                              193              180
                                               ---------------  ---------------
Net Income (Loss)                               $         374     $        352
                                               ---------------  ---------------

Retained Earnings, Beginning of Period                 17,296           15,552

Cash Dividends                                              -                -

                                               ---------------  ---------------
Retained Earnings, End of Period                $      17,670     $     15,904
                                               ===============  ===============

Net Earnings (Loss) Per Share                   $        0.19     $       0.18

Dividends Per Share                                         0                0

Average Shares Outstanding - Basic                  1,961,736        1,951,855




See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                      March 31,             December 31,
                                                                        1999                    1998
                                                                  ------------------       -----------------
ASSETS:
Current Assets:
      Cash & Cash Equivalents                                           $     1,123               $    2,229
      Certificates of Deposit                                                   996                      996
      Marketable Securities                                                     149                    1,361
      Accounts Receivable, Net                                                6,725                    5,262
      Deferred Income Taxes                                                   1,170                    1,220
      Inventories                                                             7,369                    6,201
      Refundable Income Taxes                                                    27                       27
      Other Current Assets                                                      583                      558
                                                                  -----------------        -----------------
Total Current Assets                                                         18,142                   17,854

Property, Plant, Equipment & Timberlands                                     65,514                   65,089
Less: Allowance for Depreciation & Depletion                                (38,510)                 (37,798)
                                                                  ------------------       -----------------
Total Property, Plant, Equipment & Timberlands, Net                          27,004                   27,291
Trade Credits                                                                   686                      696
Other Assets                                                                  2,118                    2,158
                                                                  -----------------        -----------------
TOTAL ASSETS                                                            $    47,950               $   49,999
                                                                  =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
      Current Portion of Long-Term Debt                                 $     1,283                $   3,068
      Accounts Payable                                                        5,249                    3,913
      Accrued Liabilities                                                     3,031                    3,357
      Income Taxes Payable                                                      144                      170
                                                                  -----------------        -----------------
Total Current Liabilities                                                     9,707                   10,508

Deferred Income Taxes                                                         1,649                    1,700

Long-Term Debt                                                               16,711                   16,126
Other Liabilities                                                             1,228                    1,408
                                                                  -----------------     --------------------
TOTAL LIABILITIES                                                            29,295                   29,742
                                                                  -----------------     --------------------

Stockholders' Equity:
Common Stock, No Par Value
      4,000,000 Shares Authorized
      2,160,000 Shares Issued                                                 2,700                    2,700
Additional Paid-in Capital                                                      204                      200
Retained Earnings                                                            17,670                   17,296
Less Treasury Shares at Cost:
201,618 Shares at 9/30/98 and 208,145 Shares at 12/31/97                    (1,919)                   (1,939)
                                                                  -----------------     --------------------
TOTAL STOCKHOLDERS' EQUITY                                                   18,655                   18,257
                                                                  -----------------     --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  47,950                $  47,999
                                                                  -----------------     --------------------

See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED


---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                          For Three Months Ended March 31
                                                                      -----------------------------------------
                                                                             1999                  1998
                                                                      -------------------   -------------------
Cash Flows from Operating Activities:
       Net Income                                                           $        374          $        352
       Adjustments to Reconcile to Net Cash
         Provided By (Used in) Operating Activities:
          Depreciation                                                               713                   699
          Director's Fees Paid in Stock                                               24                    15
          Deferred Income Taxes                                                       (1)                    -

       Changes in Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable, Net                         (1,463)               (1,221)
          (Increase) Decrease in Inventories                                      (1,168)                 (564)
          Increase (Decrease) in Accounts Payable                                  1,336                   939
          Increase (Decrease) in Accrued Liabilities                                (326)                 (238)
          Income Taxes Refundable (Payable)                                          (26)                    -
          (Increase) Decrease in Other                                              (155)                  148
                                                                      -------------------   -------------------
          Net Cash Provided by (Used in) Operating Activities                       (692)                  130
                                                                      -------------------   -------------------

Cash Flows From Investing Activities:
          Additions to Property, Plant and Equipment, Net                           (426)                 (306)
          Net Acquisition of Certificates of Deposit                                   -                  (200)
          Purchase of Marketable Securities                                            -                   (63)
          Proceeds from Sales of Marketable Securities                             1,212                   132
                                                                      -------------------   -------------------
          Net Cash (Used in) Provided by Investing Activities                        786                  (437)
                                                                      -------------------   -------------------

Cash Flows from Financing Activities:
          Increase to (Payments on) Long-Term Debt                                (1,800)                  (14)
          Increase to (Decrease in) Revolving Credit Borrowings                      600                  (500
                                                                      -------------------   -------------------
          Net Cash (Used in) Provided by Financing Activities
                                                                                 (1,200)                 (514
                                                                      -------------------   -------------------

Net (Decrease) Increase in Cash and Cash Equivalents                              (1,106)                 (821)

Cash and Cash Equivalents:
          Beginning of Period                                                      2,229                 1,302
                                                                      -------------------   -------------------
          End of Period                                                            1,123                   481
                                                                      ===================   ===================



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

B.     INCOME TAXES

       The provision for income tax expense or benefit has been computed by applying an estimated annual effective tax rate. This rate was a 34% expense for the three months periods ended March 31, 1999 and 1998, resulting from the Company's operating profits during such periods.

C.     EARNINGS PER SHARE

       Earnings per share of common stock are based on weighted average number of shares of common stock outstanding.

D.     INVENTORIES

       The major classes of inventories are as follows (in thousands):

                                             March 31, 1998    December 31, 1998
                                             --------------    -----------------
         Raw materials                               $2,164              $ 1,858
         Work in process and finished stock           5,205                4,343
                                                      -----                -----
                                                     $7,369               $6,201
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

F.     OPERATING SEGMENTS

The company adopted SFAS 131 in 1998. Prior years' information has been restated to present segment information for the Company's two business segments, paper products and converting services. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base s and twisting papers. The printing and converting segments prints and converts flexible packaging materials for the paper products segment as well as films and non-woven materials from other customers.

All operations of the Company are located in the United States. Revenue from foreign countries is primarily from Canada and Mexico and is immaterial to total revenues.


The following provides information on the Company's segments for the three months ended March

     -----------------------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
                                                PAPER PRODUCTS              PRINTING & CONVERTING                  TOTAL
                                        ------------------------------- -------------------------------- -------------------------
                                               For Three Months                For Three Months                 For Three Months
                                                Ended March 31                  Ended March 31                   Ended March 31
                                        ------------------------------- -------------------------------- -------------------------
                                             1999           1998           1999           1998           1999           1998
                                        --------------- -------------- -------------- -------------- -------------- --------------

     Revenues from external customers        $  14,316      $  17,119      $   2,317      $   1,384      $  16,633      $  18,503
     Intersegmental revenues                       738             15            569            227          1,307            242
     Segment income before tax                     387            415            180            117            567            532
     Segment assets                             42,984         43,771          4,966          5,101         47,950         48,872



     ---------------------------------------------------------------------------

    The following is a reconciliation of segment information to consolidated information:

                                                 -------------------------------
                                                         For Three Months
                                                          Ended March 31
                                                 -------------------------------
                                                     1999             1998
                                                 --------------   --------------
     Revenues:
          Total revenues for segments                $  16,633        $  18,503
          Elimination of intersegment revenues          (1,307)            (242)
                                                 --------------   --------------
          Total consolidated revenues                $  15,326        $  18,261
                                                 ==============   ==============


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Forward-Looking Statements

This report contains certain management expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Forward-Looking Information" in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Results of Operations

The Company reported net sales of $15,326,000 for the quarter ended March 31, 1999, which is down 16 percent from the $18,261,000 reported for the same period in 1998.

Net sales for the Company's paper products segment were $14,316,000, a 16 percent reduction from the first quarter of 1998. Weak market conditions continued in the industry, especially in the commodity markets. This resulted in a decline of 22 percent in the shipping volume of paper products. The average selling price increased 8 percent despite the volume decreases because of an increased percentage of higher margin specialty products sold in 1999. Specialty product gross sales dollars increased to approximately 67 percent of paper product segment sales, compared to 50 percent for the same period in 1998.

The printing and converting segment reported net sales of $2,317,000 for the quarter ended March 31, 1999, a 67 percent increase over the $1,383,000 reported for the first quarter of 1998. The increase is a direct result of products produced on the Chadwick printing press that was installed in the second quarter of 1998. The additional capacity resulted in tripling our printed paper business in the first quarter of 1999 over the same period in 1998.

Cost of sales decreased $3,001,000 or 18 percent to $13,425,000 for the first quarter of 1999 compared to $16,426,000 for the same period in 1998.

The paper products segment's cost of sales were $12,715,000 for the first quarter of 1999, a decrease of 18 percent from the $15,515,000 reported for the same period a year earlier. This reduction is a result of a 21 percent decrease in paper production due to weak market conditions and mechanical problems on the Fourdrinier paper machine. These problems were resolved in late February and we are now operating at normal efficiencies. During weak market conditions, our strategy is to take downtime versus producing low margin commodity paper products.

Cost of sales for the printing and converting segment were $2,016,000 for the quarter ended March 31, 1999, or 75 percent above the $1,153,000 reported in the first quarter of 1998. The additional capacity provided by the new Chadwick press increased our raw material expenses over the same period in 1998.

Selling and administration expenses were $1,128,000 for the first quarter of 1999, compared to $1,206,000 for the same period in 1998. The reduction in expenses is primarily due to lower salary expense resulting from reductions in the salaried workforce after the first quarter in 1998, and reduced fringe benefit expenses. All of the reduced administration expenses can be attributed to the paper products segment.

Other income of $30,000 for the first quarter of 1999 decreased from the $124,000 reported for the same period in 1998. The first quarter of 1998 was positively impacted by non-recurring gains on certain trade credits contracts which expired in 1998. We have negotiated new contracts with several vendors and will begin utilizing trade credits again in April of 1999.

Pretax income for the first quarter of 1999 was $567,000, an increase of $35,000 over the $532,000 reported for the first quarter of 1998. Our philosophy of taking downtime versus producing low margin products and our emphasis on higher margin specialty products is very encouraging. We reported a reduction in net sales of $2,935,000 or 18 percent for the first quarter of 1999 and yet we reported an increase of $35,000 or 6 percent in pretax income.

The paper products segment's pretax income of $387,000 for the first of 1999 compares to $415,000 for the same period in 1998. Substantial improvement was reported for the printing and converting segment where the first quarter pretax income was $180,000, a 54 percent improvement over the $117,000 reported for the same period last year.

Liquidity and Capital Resources

Capital Resources
As of March 31, 1999, the Company's capital resources for funding ongoing operations included $2,268,000 of cash and marketable securities and a $12,000,000 revolving credit facility. Borrowing under the revolving credit facility totaled $10,800,000 as of March 31, 1999. The Company believes it has adequate capital resources to meet its near-term capital and operating needs.

On January 29, 1999 the Company refinanced its revolving credit facility with its present lender. The refinanced facility extends through November 2001 and continues to provide for borrowings of up to $12,000,000.

Capital Expenditures
Capital expenditures during the first quarter of 1999 were $426,000, compared to $306,000 for the same period in 1998. Major projects during the first quarter of 1999 included the completion of a ramp and enclosure to our wax plant warehouse, a Webco rewinder for the wax department, a spare couch roll for the Yankee paper machine and improvements to the Chadwick press at the Oconto Falls facility.

Cash Flows
Cash used in operations was $692,000 for the first quarter of 1999, compared to $130,000 cash provided for the same period in 1998. The increase of cash used is primarily the increase of finished goods inventories in the paper products segment and the reduction in post retirement benefits because of the reduced workforce. Net cash provided by investing activities was $786,000 for the first quarter of 1999, which was an improvement over the $437,000 cash used for the first quarter of 1998. Proceeds from the sale of marketable securities were used to make principal payments on Industrial Development Revenue Bond at the Peshtigo and Oconto Falls facilities.

Year 2000


Badger Paper Mills has a Year 2000 Committee that has been assigned the task of assuring Year 2000 (Y2K) compliance for all information technology (IT) and non -IT systems. The committee is committed to achieving full Y2K compliance by September 1, 1999.

Information Technology
Our internal information technology staff has been assigned the responsibility of assuring Year 2000 compliance for the Peshtigo and Oconto Falls facilities for all information technology systems. This includes the main frame computer, all personal computers, network servers, the telephone systems and all related software. The staff has identified all hardware and software that must be tested for Y2K compliance and is in the process of testing for compliance. The highest priority will be assigned to hardware and software that have date sensitive components and functions.

The main frame computer in Peshtigo is Y2K compliant for its hardware and operating system. We have completed an estimated 10 to 15 percent of necessary programming changes to the business systems to become Y2K compliant. We have had discussions with two outside resources to review, test and complete required programming changes on our business systems software. While we have not signed a contract with either vendor, we intend to enter into a contract and commence with programming changes during the second quarter of 1999.

The network server at Peshtigo has been replaced and the server at Oconto Falls will be upgraded in May 1999. A majority of related network hardware and software is Y2K compliant. Nine personal computers at the Peshtigo facility are slated to be upgraded or replaced. The PCs at the Oconto Falls facility are ninety percent Y2K compliant.

Non-Information Technology
Our internal engineering staff has assigned two employees the responsibility of assuring Year 2000 compliance for all manufacturing aspects of the Peshtigo and Oconto Falls facilities for all non-information technology systems. All manufacturing equipment that have computerized process controllers or any date sensitive data in computer chips must be reviewed. This includes the paper machines, converting equipment, boilers, waste treatment facilities, printing presses, lab equipment, and all related software. The staff has identified all hardware and software that must be tested for Y2K compliance and are in the process of testing them.

The most critical manufacturing equipment is the two paper machines and the boilers. In 1998 we replaced the process computer on the Yankee paper machine and will be installing a new process computer on the Fourdrinier paper machine in July 1999. Both process computers are Y2K compliant. The boilers are capable of operating on natural gas or fuel oil. We normally operate with natural gas and testing during the first quarter confirm the efficient operations utilizing fuel oil.

The engineering staff is reviewing all programmable logic controllers (PLCs) and upgrading the software or the PLCs as necessary. We estimate we have approximately thirty percent of the PLCs upgraded to be Y2K compliant. The highest priority is being assigned to manufacturing equipment that is critical to our operations or has time sensitive components.

All non-technology systems at the Oconto Falls facility have been tested for Y2K compliance and is considered compliant.

Costs
The costs of achieving Y2K readiness have not been material to date, and we do not expect the total costs to exceed $200,000. A majority of the costs incurred to date has been normal wages and benefits of our IT and engineering staffs. Additional costs will be incurred for contract programming and system upgrades and/or replacement. Cost estimates for contract programming of our business systems have not been received, but we feel the above estimate is adequate.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Interest rates are disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 1998, have not materially changed.

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

                                     BADGER PAPER MILLS, INC.
                                           (Company)


DATE: May 13, 1999                   By  /s/Thomas W. Cosgrove
                                          Thomas W. Cosgrove
                                          President
                                          (Chief Executive Officer)


DATE: May 13, 1999                   By  /s/George J. Zimmerman
                                          George J. Zimmerman
                                          Treasurer
                                          (Principal Financial Officer)