Form 10-Q
period 1999-06-30
BADGER PAPER MILLS INC
filed 1999-08-06
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                        R
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,967,028 as of August 6, 1999.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Condensed Consolidated Interim Statement of Income
           Three Months and Six Months Ended June 30, 1999 and 1998        3

           Condensed Consolidated Balance Sheet
           June 30, 1999 and December 31, 1998                             4

           Condensed Consolidated Statement of Cash Flow
           Six Months Ended June 30, 1999 and 1998                         5

           Notes to Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13


PART II    OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 6.  Exhibits and Reports on Form 8K                                 13



SIGNATURES                                                                 14

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
                                                            For Three Months                   For Six Months
                                                              Ended June 30                     Ended June 30
                                                    --------------------------------  -----------------------------------
                                                         1999            1998               1999              1998
                                                    --------------- ----------------  ----------------- -----------------

Net Sales                                               $   16,668       $   17,462         $   31,994        $   35,722
Cost of Sales                                               14,557           15,720             27,982            32,146
                                                    --------------- ----------------  ----------------- -----------------
Gross Margin                                                 2,111            1,742              4,012             3,576

Selling and Administrative Expenses                          1,363            1,040              2,491             2,246
                                                    --------------- ----------------  ----------------- -----------------
Operating Income                                               748              702              1,521             1,330

Interest Expense                                             (264)            (305)              (536)             (617)
Interest Income                                                 21               65                 57               125
Other Income                                                    50               87                 80               243
Non Recurring Life Insurance Proceeds                          391                -                391                 -
Non Recurring Gain on Lodge Sale                                 -              611                  -               611
Non Recurring Executive Termination Expense                      -            (286)                  -             (286)
                                                    --------------- ----------------  ----------------- -----------------

Income Before Income Taxes                                     946              874              1,513             1,406

Income Tax Expense                                             321              297                514               477
                                                    --------------- ----------------  ----------------- -----------------
Net Income                                              $      625       $      577         $      999          $    929
                                                    =============== ================  ================= =================


Net Earnings Per Share - Basic                          $     0.32       $     0.29         $     0.51          $   0.48
Net Earnings Per Share - Diluted                        $     0.32                          $     0.51

Average Shares Outstanding - Basic                       1,964,852        1,955,994          1,962,927         1,953,323
Average Shares Outstanding - Diluted                     1,964,852                           1,962,927

                                                                 -                -                                    -
Cash Dividends                                                   -                -                  -                 -


          See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
        (Dollars in thousands)                                              June 30               December 31,
                                                                             1999                     1998
                                                                     ----------------------  -----------------------
Current Assets:
        Cash & Cash Equivalents                                                    $ 1,932                  $ 2,229
        Certificates of Deposit                                                        500                      996
        Marketable Securities                                                          148                    1,361
        Accounts Receivable, Net                                                     6,000                    5,262
        Deferred Income Taxes                                                        1,170                    1,220
        Inventories                                                                  8,243                    6,201
        Refundable Income Taxes                                                         27                       27
        Other Current Assets                                                           625                      558
                                                                     ---------------------- ------------------------
Total Current Assets                                                                18,645                   17,854

Property, Plant, Equipment & Timberlands                                            65,985                   65,089
Less: Allowance for Depreciation & Depletion                                       (39,223)                 (37,798)
                                                                     ---------------------- ------------------------
Total Property, Plant, Equipment & Timberlands, Net                                 26,762                   27,291

Trade Credits                                                                          657                      696
Other Assets                                                                         1,872                    2,158
                                                                     ---------------------- ------------------------
TOTAL ASSETS                                                                       $47,936                  $47,999
                                                                     ====================== ========================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
        Current Portion of Long-Term Debt                                          $ 2,783                  $ 3,068
        Accounts Payable                                                             5,122                    3,913
        Accrued Liabilities                                                          3,317                    3,357
        Income Taxes Payable                                                           245                      170
                                                                     ---------------------- ------------------------
Total Current Liabilities                                                           11,467                   10,508

Deferred Income Taxes                                                                1,649                    1,700
Long-Term Debt                                                                      14,356                   16,126
Other Liabilities                                                                    1,162                    1,408
                                                                     ---------------------- ------------------------
TOTAL LIABILITIES                                                                   28,634                   29,742

Stockholders' Equity:
Common Stock, No Par Value
        4,000,000 Shares Authorized
        2,160,000 Shares Issued                                                      2,700                    2,700
Additional Paid-in Capital                                                             203                      200
Retained Earnings                                                                   18,296                   17,296
Less Treasury Shares at Cost:
201,618 Shares at 6/30/99 and 199,278 Shares at 12/31/98                            (1,897)                  (1,939)
TOTAL STOCKHOLDERS' EQUITY                                                          19,302                   18,257
                                                                     ---------------------- ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $47,936                  $47,999
                                                                     ====================== ========================

                 See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                              For Six Months
                                                                               Ended June 30
                                                                     ----------------------------------
                                                                          1999              1998
                                                                     ---------------   ----------------
Cash Flows from Operating Activities:

        Net Income                                                           $  999             $  929
        Adjustments to Reconcile to Net Cash
          Provided By Operating Activities:
             Depreciation                                                     1,425              1,399
             Director's Fees Paid in Stock                                       46                 33
             Deferred Income Taxes                                               (1)                 -
             Gain on Sale of Lodge                                                -              (611)

        Changes in Assets and Liabilities:
             Increase in Accounts Receivable, Net                              (738)              (774)
             (Increase) Decrease in Inventories                              (2,042)               329
             Decrease in Accounts Payable                                     1,209               (262)
             Decrease in Accrued Liabilities                                    (40)              (873)
             Refundable (Payable) Income Taxes                                  (75)               442
             Increase in Other                                                 (229)               (81)
                                                                     ---------------   ----------------
             Net Cash Provided by Operating Activities                          554                531
                                                                     ---------------   ----------------

Cash Flows From Investing Activities:
             Additions to Property, Plant and Equipment, Net                   (896)            (1,061)
             Net Acquisition of Certificates of Deposit                         496                 70
             Purchase of Marketable Securities                                    -               (263)
             Proceeds from Sales of Marketable Securities                     1,213                226
             Proceeds from Refund of Prepaid Leased Assets                        -              1,572
             Proceeds from Sales of Lodge                                         -                725
             Proceeds from Life Insurance Policy                                391                  -
                                                                     ---------------   ----------------
             Net Cash Provided by Investing Activities                        1,204              1,269
                                                                     ---------------   ----------------

Cash Flows from Financing Activities:
             Payments on Long-Term Debt                                      (1,955)               (28)
             Decrease in Revolving Credit Borrowings                          (100)             (2,100)
                                                                     ---------------   ----------------
             Net Cash Used in Financing Activities                           (2,055)            (2,128)
                                                                     ---------------   ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                           (297)              (328)

Cash and Cash Equivalents:
             Beginning of Period                                              2,229              1,302
                                                                     ---------------   ----------------
             End of Period                                                   $1,932             $  974
                                                                     ===============   ================

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying condensed financial statements, in the opinion of management, include all adjustments which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. The accounting policies which are pertinent to these statements are described in the financial statement notes in the Company's Form 10K and Annual Report for the year ended December 31, 1998.

Note 2.  Income Taxes

         The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and six months periods ended June 30, 1999 and 1998.

Note 3.  Earnings per Share

         Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the stock option plan approved by shareholders at the May 11, 1999 annual meeting of shareholders. The stock options deemed outstanding beginning in the second quarter of 1999 had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

         Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its stock option plan. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended June 30, 1999.

Note 5.  Inventories

         The major components of inventories were as follows:

          (In thousands of dollars)                   June 30,      December 31,
                                                      1999          1998
                                                      --------------------------

          Raw Materials                               $ 3,345       $ 2,586
          Finished Goods and Work in Process            8,999         7,565
                                                      -------       -------
                   Subtotal                            12,344        10,151
          Less:  LIFO Reserve                          (4,101)       (3,950)
                                                      -------       -------
                   Total Inventories                  $ 8,243       $ 6,201
                                                      =======       =======

Note 6.  Contingencies

         The Company operates in an industry which is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the prcise cost of compliance with environmental requirements has not been determined.

         In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes, however, that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 7.  Operating Segments

         Badger Paper adopted SFAS 131 (Disclosures about Segments of an Enterprise and Related Information) in 1998. Prior years' information has been restated to present segment information for the Company's two business segments, paper products and printing and converting. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment as well as films and non-woven materials from other customers.

         The following provides information on the Company's operating segments for the three month and six month periods ended June 30, 1999 and 1998:


(Dollars in thousands)
                                         PAPER PRODUCTS              PRINTING & CONVERTING                   TOTAL
                                    --------------------------   ------------------------------   -----------------------------
                                        For Three Months               For Three Months                 For Three Months
                                          Ended June 30                  Ended June 30                   Ended June 30
                                    --------------------------   ------------------------------   -----------------------------
                                       1999          1998            1999            1998             1999           1998
                                    ------------ -------------   --------------  --------------   -------------  --------------
Revenues from external customers        $15,356       $16,548           $2,347          $1,654         $17,703         $18,202
Intersegmental revenues                     660           197              375             543           1,035             740
Segment income before tax                   789           768              157             106             946             874
Segment assets                           42,311        41,664            5,625           4,783          47,936          46,447


                                    --------------------------   ------------------------------   -----------------------------
                                         For Six Months                 For Six Months                   For Six Months
                                          Ended June 30                  Ended June 30                   Ended June 30
                                    --------------------------   ------------------------------   -----------------------------
                                       1999          1998            1999            1998             1999           1998
                                    ------------ -------------   --------------  --------------   -------------  --------------
Revenues from external customers        $29,672       $33,666           $4,664          $3,038         $34,336         $36,704
Intersegmental revenues                   1,398           212              944             770           2,342             982
Segment income before tax                 1,176         1,183              337             223           1,513           1,406
Segment assets                           42,311        41,664            5,625           4,783          47,936          46,447

         The  following  is  a   reconciliation   of  segment   information   to
         consolidated information:

                                                 --------------------------------  ------------------------------
                                                        For Three Months                  For Six Months
                                                          Ended June 30                    Ended June 30
                                                 --------------------------------  ------------------------------
                                                      1999             1998            1999             1998
                                                 ---------------   --------------  --------------   -------------
  Revenues:
       Total revenues for segment                       $17,703          $18,202         $34,336         $36,704
       Elimination of intersegment revenues             (1,035)            (740)         (2,342)           (982)
                                                 ===============   ==============  ==============   =============
       Total consolidated revenues                      $16,668          $17,462         $31,994         $35,722
                                                 ===============   ==============  ==============   =============


      Total segment income, assets and other significant items are the same as the consolidated information. All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico and are immaterial to total revenues.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward-Looking Information

This Form 10-Q may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

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


Results of Operations

Net Sales
Net sales for the second quarter ended June 30, 1999 were $16,668,000, down 5% from the net sales for the same three month period ended in 1998. Shipping volumes in the second quarter of 1999 declined 9% from 1998 because of the continued weak market conditions in the industry, especially the commodity markets. The average selling price for the second quarter increased slightly at 3% despite the volume decreases.

Net sales for the six month period ended June 30, 1999 were $31,994,000, down 10% from the net sales for the same six month period ended in 1998. The industry's weak market conditions have resulted in a decline of 16% in shipping volume of our products. The average selling price for the six month period of 1999 increased 9%, despite the volume decreases.

Net sales for the paper products segment were $15,356,000 for the three months ending June 30, 1999, which is a $1,191,000 or 7% reduction from the same period in 1998. Year to date net sales were $29,672,000 in 1999, compared to $33,666,000 for the same period last year. Shipping volumes for the company's paper products declined from both second quarter and year to date levels of 1998 by 9% and 16% respectively. Despite the volume decreases, the average selling prices increased 3% for the second quarter and 5% year to date 1999 over comparable periods in 1998. The higher selling prices are the result of increased sales of our higher margin specialty products and decreased sales of our lower margin commodity products. We are continuing our efforts to sell a larger portion of the higher margin specialty products, while maintaining our commodity products business when the margins are acceptable. The net sales of the paper products segment represent 88% of the consolidated net sales for the three months and six month periods ended June 30, 1999.

Net sales for the printing and converting segment were $2,347,000 for the three months ending June 30, 1999, which is a $693,000 or 42% improvement over the same period in 1998. Year to date net sales improved 54% to $4,664,000 in 1999 compared to $3,038,000 for the same period last year. The dramatic increase in net sales is a direct result of production associated with the Chadwick printing press installed in the second quarter of 1998. The net sales of the printing and converting segment represent 12% of the consolidated net sales for the three months and six month periods ended June 30, 1999.

Gross Profit
Gross profit for the second quarter ended June 30, 1999 was $2,111,000 or 13% of net sales, compared to gross profit for the same period in 1998 of $1,742,000 or 10%. Year to date gross profit was $4,012,000 or 13% for 1999 and $3,576,000 or 10% for 1998.

Gross profit for the paper products segment was $1,819,000 for the three months ending June 30, 1999, a $287,000 or 19% improvement over the same period in 1998. Year to date gross profit increased 9% to $3,420,000 in 1999 from $3,135,000 for the same period last year. The improvement in gross profit can be attributed to our strategy of taking downtime versus producing low margin commodity products and our emphasis on replacing our commodity business with higher margin specialty products. Even though we reported a reduction in net sales we have substantially improved our gross margin due to product mix changes toward the specialty products. Production on the paper machines was down 11% due to weak market conditions. Pulp prices for the first six months of 1999 were lower than the same period in 1998, but began to escalate during the second quarter of 1999. As pulp prices continue to rise, we will be challenged to maintain our current gross profit level.

Gross profit for the printing and converting segment was $291,000 for the three months ending June 30, 1999, a $81,000 or 38% improvement over the same period in 1998. Year to date gross profit increased 34% to $592,000 in 1999 from $442,000 for the same period last year. The dramatic increase in gross profit can be attributed to the increased capacity provided by the new Chadwick printing press.

Selling and Administration
Selling and administration expenses were $2,491,000 for the first six months of 1999 compared to $2,246,000 for the same period of 1998. A majority of the increased expenses for the paper products segment was the reorganization of staffing from manufacturing to provide for a product development function within the sales department and expenses associated with Year 2000 compliance. Additionally, the printing and converting segment experienced increased salaries and associated fringe benefits to support the additional capacity provided by the new Chadwick printing press.

Other Income and Expense
In the second quarter of 1999 Badger Paper received $622,000 of life insurance proceeds as beneficiary upon the death of a former President on March 23, 1999. The proceeds include $231,000 of cash surrender value carried as other assets on our balance sheet and $391,000 of non-recurring income. The funds were used for debt reduction.

The Company recorded a non-recurring capital gain of $611,000 in the second quarter of 1998 on the sale of the Company's offsite training facility. Non-recurring executive termination expenses of $286,000 associated with the early retirement of the former President and a Vice President was also booked in the second quarter of 1998.

Other income (expense) for the six-month period ended June 30, 1998 included $200,000 of realized gains on trade credits contracts that expired in 1998. We have negotiated new contracts with several vendors and have begun utilizing trade credits in April 1999.

Net Income
Net earnings for the three months ended June 30, 1999 were $625,000, which is $48,000 or an 8% increase over the same period of 1998. Year to date net earnings was $999,000 compared to $929,000 for the same period last year.

The net income of the paper products segment was $545,000 for the three months ended June 30, 1999 and represents 87% of the consolidated net income. This compares to $532,000 net income for the same period in 1998. Net income for the six-month period ended June 30, 1999 was $826,000 or 83% of consolidated net income. Prior year net income for the same period was $831,000.

The net income of the printing and converting segment was $80,000 for the three months ended June 30, 1999 and represents 13% of the consolidated net income. This compares to $45,000 net income for the same period in 1998. Net income for the six-month period ended June 30, 1999 was $173,000 or 17% of consolidated net income. Prior year net income for the same period was $98,000.

Capital Resources and Liquidity

Capital Resources
As of June 30, 1999 the Company's capital resources for funding ongoing operations include $2,580,000 of cash and marketable securities and a refinanced $12,000,000 revolving credit facility put in place in January 1999. Borrowings under this facility totaled $10,100,000 as of June 30, 1999. Pursuant to the terms of the refinanced revolving credit facility, the Company made a special payment of $1,885,000 on March 1, 1999, is making quarterly payments of $140,000 for the next three years and made an annual payment of $495,000 on July 1, 1999 on the Company's outstanding industrial development revenue bonds.

Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs, as well as fund the company's planned capital expenditures.

Capital Expenditures
Capital expenditures during the first six months of 1999 were $896,000, compared to $1,061,000 for the same period in 1998. Major projects in 1999 for the paper products segment include the completion of a ramp and enclosure to our wax plant warehouse, a rewinder for the wax department and a spare couch roll for the Yankee paper machine. In early July 1999, the Company completed the installation of an ABB process control system on the Fourdrinier paper machine. A new motor control center for the paper mill was approved in the second quarter of 1999 and it is anticipated the project will be completed by the end of 1999. Projects at the printing and converting segment included improvements to the Chadwick press.

Cash Flows
Cash provided by operations was $554,000 for the six months ended June 30, 1999 compared to $531,000 for the same period in 1998. Increased inventories for the six-month period ended June 30, 1999 were the result of a finished goods stocking program initiated in the first quarter of 1999 and a build-up of finished goods in anticipation of a one-week maintenance shutdown of the paper machines on June 27, 1999. Escalating pulp prices, higher priced raw materials for specialty products and increased inventories has increased accounts payables. Accrued liabilities in 1998 were reduced for post retirement benefits because of a reduced workforce due to restructuring in early 1998.

Net cash provided by investing activities was $1,204,000 for the six-month period ended June 30, 1999, compared to $1,269,000 for the same period in 1998. A majority of the funds were the proceeds of sales of marketable securities used to make payments on the Company's industrial development revenue bonds.


Year 2000

Badger Paper Mills has established a Year 2000 Committee assigned the task of assuring Year 2000 compliance for all information technology (IT) and non -IT systems. The committee's goal is to achieve Year 2000 compliance by October 1, 1999.

State of Readiness - Information Technology
Our internal information technology staff has been assigned the responsibility of assuring Year 2000 compliance for the Peshtigo and Oconto Falls facilities for all information technology systems. This includes the main frame computer, all personal computers, network servers, telephone system and all related software. The staff has identified and tested all hardware and software that must be tested for Year 2000 compliance.

The main frame computer in Peshtigo is Year 2000 compliant for its hardware and operating system. We have completed an estimated 10 to 15 percent of necessary programming changes to the business systems to become Year 2000 compliant. We have contracted with outside resources to review, test and complete required programming changes on our business systems software. It is anticipated that they will complete the programming changes by October 1, 1999.

The network servers at Peshtigo and Oconto Falls have been replaced, and a majority of related hardware and software is Year 2000 compliant. We have completed the upgrade or replacement of all but one of the twelve personal computers at the Peshtigo facility that originally needed to be upgraded or replaced due to Year 2000 compliance issues. The PC's at the Oconto Falls facility are Y2K compliant.

State of Readiness - Non-Information Technology
Our internal engineering staff has assigned two employees the responsibility of assuring Year 2000 compliance for all manufacturing aspects of the Peshtigo and Oconto Falls facilities for all non-information technology systems. All manufacturing equipment that have computerized process controllers or any date sensitive data in computer chips have be reviewed. This includes the paper machines, converting equipment, boilers, waste treatment facilities, printing presses, lab equipment, and all related software. The staff has identified all hardware and software that must be tested for Year 2000 compliance and have completed the testing on 90% of them.

The most critical manufacturing equipment is the two paper machines and the boilers. In 1998 we replaced the process computer on the Yankee paper machine and a new process computer on the Fourdrinier paper machine was installed in July 1999. Both process computers are Year 2000 compliant. The boilers are capable of operating on natural gas or fuel oil and are Year 2000 compliant.

The engineering staff has reviewed all programmable logic controllers (PLC's) at the Peshtigo facility and is upgrading the software or replacing the PLC's as necessary. We estimate that approximately 95 percent of the PLC's have been upgraded or replaced and are now Year 2000 compliant. The highest priority is being assigned to manufacturing equipment that is critical to our operations or has time sensitive components.

All non-technology systems at the Oconto Falls facility have been tested for Year 2000 compliance and are considered compliant.

Costs
The costs of achieving Year 2000 compliance have not been material to date and we do not expect the total costs to be more than $200,000. A majority of the costs incurred are normal wages and benefits of our IT and engineering staffs. Additional costs will be incurred for contract programming and system upgrades and/or replacement. Cost estimates for contract programming of our business systems have been received and are within the budgeted amount.

Contingency Plan
The Company's contingency plan for Year 2000 compliance problems is in the process of being completed. A detail outline has been written and a contingency checklist is being developed. We expect to finalize the contingency plan during the third quarter 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Interest rates are disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 1998, have not materially changed.

Even though a majority of the Company's debt is at variable interest rates, it is felt the Company's exposure to interest rate fluctuations is immaterial to the Company.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Badger Paper Mills, Inc. was held on Tuesday, May 11, 1999, at 10:00 a.m. at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

         (b) Two directors, whose terms expire at the 2002 Annual Meeting, were elected at the May 11, 1999 Annual Meeting by a vote of at least 1,458,785 shares "for", and at least 312,847 shares withheld. The elected directors were Mark D. Burish and James
                  L. Kemerling. The directors continuing in office are L. Harvey Buek and Thomas W. Cosgrove, whose terms expire at the Annual Meeting in 2000, and Thomas J. Kuber and John R. Peterson, whose terms expire at the Annual Meeting in 2001.

         (c) The shareholders voted to approve the Badger Paper Mills, Inc. 1998 Stock Option Plan. The vote tallied was 1,062,856 shares "for", and 452,968 shares "against" the Plan, with 6,100 shares abstaining.

         (d) The shareholders voted against a shareholder proposal requesting that the Company provide a written report of all activities conducted by the Board and management with respect to the consideration of strategic options. The vote tallied was 434,183 shares "for", and 1,088,294 shares "against" such proposal, with 22,726 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (10.1)   Badger Paper Mills, Inc. 1998 Stock Option Plan

                  (10.2) Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement

                  (27)     Financial Data Schedules

         (b)      Reports on Form 8-K:

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)


DATE:  August 6, 1999                      By /s/Thomas W. Cosgrove
                                              ----------------------------------
                                                              Thomas W. Cosgrove
                                                                       President
                                                       (Chief Executive Officer)


DATE:  August 6, 1999                      By /s/George J. Zimmerman
                                               ---------------------------------
                                                             George J. Zimmerman
                                                                       Treasurer
                                                   (Principal Financial Officer)