Form 10-Q
period 1999-09-30
BADGER PAPER MILLS INC
filed 1999-11-12
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,970,244 as of September 30, 1999.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Interim Statement of Income
          Three Months and Nine Months Ended
          September 30, 1999 and 1998                                         3

          Condensed Consolidated Balance Sheet
          September 30, 1999 and December 31, 1998                            4

          Condensed Consolidated Statement of Cash Flow
          Nine Months Ended September 30, 1999 and 1998                       5

          Notes to Consolidated Financial Statements                          6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         13


PART II   OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                13

  Item 6. Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                   14


                                                     BADGER PAPER MILLS, INC.
                                       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                                        (UNAUDITED)


(Dollars in thousands, except per share data)
                                                         For Three Months Ended                   For Nine Months Ended
                                                              September 30                            September 30
                                                   ------------------------------------    -----------------------------------
                                                        1999                1998                1999               1998
                                                        ----                ----                ----               ----
Net Sales                                                  $17,413             $16,121            $49,407             $51,844
Cost of Sales                                               16,873              14,207             44,855              46,353
                                                   ----------------    ----------------    ---------------    ----------------
Gross Margin                                                   540               1,914              4,552               5,491

Selling and Administrative Expenses                          1,126               1,151              3,617               3,397
                                                   ----------------    ----------------    ---------------    ----------------
Operating Income (Loss)                                       (586)                763                935               2,094

Interest Expense                                              (259)               (283)              (795)               (898)
Interest Income                                                 12                  59                 69                 184
Other Income (Expense)                                          42                  81                122                 321
Non Recurring Life Insurance Proceeds                            -                   -                391                   -
Non Recurring Gain on Lodge Sale                                 -                   -                  -                 611
Non Recurring Executive Termination Expense                      -                   -                  -                (286)
                                                   ----------------    ----------------    ---------------    ----------------
Income (Loss) Before Income Taxes                             (791)                620                722               2,026

Income Tax Expense (Benefit)                                  (268)                212                246                 689
                                                   ----------------    ----------------    ---------------    ----------------
Net Income (Loss)                                            $(523)               $408               $476              $1,337
                                                   ----------------    ----------------    ---------------    ----------------

Net Earnings Per Share - Basic                              $(0.27)              $0.21              $0.24               $0.68
Net Earnings Per Share - Diluted                            $(0.27)                                 $0.24

Average Shares Outstanding - Basic                       1,968,100           1,955,994          1,964,479           1,953,323
Average Shares Outstanding - Diluted                     1,968,100                              1,964,479

Cash Dividends                                                   -                   -                                      -
Dividends Per Share                                              -                   -                  -                   -


See Notes to Consolidated Financial Statements.

                                              BADGER PAPER MILLS, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)
(Dollars in thousands)
                                                                  September 30       December 31,
                                                                      1999               1998
                                                                ----------------    --------------
ASSETS:
Current Assets:
       Cash & Cash Equivalents                                             $803            $2,229
       Certificates of Deposit                                              500               996
       Marketable Securities                                                143             1,361
       Accounts Receivable, Net                                           6,158             5,262
       Deferred Income Taxes                                              1,170             1,220
       Inventories                                                        7,427             6,201
       Refundable Income Taxes                                               27                27
       Other Current Assets                                                 592               558
                                                                ----------------    --------------
Total Current Assets                                                     16,820            17,854

Property, Plant, Equipment & Timberlands                                 66,984            65,089
Less: Allowance for Depreciation & Depletion                            (39,936)          (37,798)
                                                                ----------------    --------------
Total Property, Plant, Equipment & Timberlands, Net                      27,048            27,291
Trade Credits                                                               624               696
Other Assets                                                              1,783             2,158
                                                                ----------------    --------------
TOTAL ASSETS                                                            $46,275           $47,999
                                                                ================    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
       Current Portion of Long-Term Debt                                 $2,497            $3,068
       Accounts Payable                                                   4,968             3,913
       Accrued Liabilities                                                3,427             3,357
       Income Taxes Payable                                                   -               170
                                                                ----------------    --------------
Total Current Liabilities                                                10,892            10,508

Deferred Income Taxes                                                     1,649             1,700
Long-Term Debt                                                           13,825            16,126
Other Liabilities                                                         1,106             1,408
                                                                ----------------    --------------
TOTAL LIABILITIES                                                        27,472            29,742
                                                                ----------------    --------------

Stockholders' Equity:
Common Stock, No Par Value
       4,000,000 Shares Authorized
       2,160,000 Shares Issued                                            2,700             2,700
Additional Paid-in Capital                                                  205               200
Retained Earnings                                                        17,774            17,296
Less Treasury Shares at Cost:
189,756 Shares at 9/30/99 and 199,278 Shares at 12/31/98                (1,876)            (1,939)
                                                                ----------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                               18,803            18,257
                                                                ----------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $46,275           $47,999
                                                                ================    ==============

       See Notes to Consolidated Financial Statements


                                                BADGER PAPER MILLS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

(Dollars in thousands)
                                                                         For Nine Months Ended
                                                                             September 30
                                                                ----------------------------------
                                                                     1999                1998
                                                                ---------------      -------------
Cash Flows from Operating Activities:
Net Income                                                                $476             $1,337
Adjustments to Reconcile to Net Cash
  Provided By (Used in) Operating Activities:
          Depreciation                                                   2,138              2,098
          Director's Fees Paid in Stock                                     70                 34
          Deferred Income Taxes                                             (1)                 -
          Gain on Sale of Lodge                                              -               (611)

Changes in Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable, Net                 (896)              (572)
          (Increase) Decrease in Inventories                            (1,226)              (903)
          Increase (Decrease) in Accounts Payable                        1,055                 33
          Increase (Decrease) in Accrued Liabilities                        70               (672)
          Income Taxes Refundable (Payable)                               (170)               626
          (Increase) Decrease in Other                                    (280)               191
                                                                ---------------     --------------
          Net Cash Provided by (Used in) Operating Activities            1,236              1,561
                                                                ---------------     --------------

Cash Flows From Investing Activities:
          Additions to Property, Plant and Equipment, Net               (1,895)            (1,739)
          Net Acquisition of Certificates of Deposit                       496                386
          Purchase of Marketable Securities                                  -               (440)
          Proceeds from Sales of Marketable Securities                   1,218                  -
          Proceeds from Refund of Prepaid Leased Assets                      -              1,572
          Proceeds from Sales of Lodge                                       -                725
          Proceeds from Life Insurance Proceeds                            391                  -
                                                                ---------------     --------------
          Net Cash (Used in) Provided by Investing Activities              210                504
                                                                ---------------     --------------

Cash Flows from Financing Activities:
          Increase to (Payments on) Long-Term Debt                      (2,772)              (109)
          Increase to (Decrease in) Revolving Credit Borrowings           (100)            (2,200)
                                                                ---------------     --------------
          Net Cash (Used in) Provided by Financing Activities           (2,872)            (2,309)
                                                                ---------------     --------------

Net (Decrease) Increase in Cash and Cash Equivalents                    (1,426)              (244)

Cash and Cash Equivalents:
          Beginning of Period                                            2,229              1,302
                                                                ---------------     --------------
          End of Period                                                   $803             $1,058
                                                                ===============     ==============


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

Note 2.  Income Taxes

     The provision or benefit for income taxes has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and nine months periods ended September 30, 1999 and 1998.

Note 3.  Earnings per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the stock option plan approved by shareholders at the May 11, 1999 annual meeting of shareholders. The stock options deemed outstanding beginning in the third quarter of 1999 had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

     Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its stock option plan. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended September 30, 1999.

Note 5.  Inventories

     The major components of inventories were as follows:

                                               September 30,      December 31,
     (In thousands of dollars)                     1999              1998
--------------------------------------------------------------------------------
     Raw Materials                              $   2,997         $   2,586

     Finished Goods and Work in Process             8,531             7,565
                                                ---------         ---------

          Subtotal                                 11,528            10,151

     Less:  LIFO Reserve                           (4,101)           (3,950)
                                                ---------         ---------

          Total Inventories                     $   7,427         $   6,201
                                                =========         =========

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

     The following provides information on the Company's operating segments for the three-month and nine-month periods ended September 30:

(Dollars in thousands)
                                                                             PRINTING &
                                           PAPER PRODUCTS                    CONVERTING                        TOTAL
                                          For Three Months                 For Three Months              For Three Months
                                         Ended September 30               Ended September 30            Ended September 30
                                 ---------------------------------    ---------------------------   ----------------------------
                                      1999               1998               1999          1998             1999          1998
                                      ----               ----               ----          ----             ----          ----
Revenues from external
customers                          $15,771            $14,792             $2,618        $1,871          $18,389       $16,663
Intersegmental revenues                657                182                319           360              976           542
Segment income before tax           (1,074)               484                283           136             (791)          620
Segment assets                      40,366             42,093              5,909         5,171           46,275        47,264

                                           For Nine Months                  For Nine Months               For Nine Months
                                          Ended September 30               Ended September 30           Ended September 30
                                 ---------------------------------    ---------------------------   ----------------------------
                                      1999               1998               1999          1998             1999          1998
                                      ----               ----               ----          ----             ----          ----
Revenues from external
customers                          $45,443            $48,458             $7,281        $4,908          $52,724       $53,366
Intersegmental revenues              2,054                392              1,263         1,130            3,317         1,522
Segment income before tax              102              1,666                620           360              722         2,026
Segment assets                      40,366             42,093              5,909         5,171           46,275        47,264



                    The following is a reconciliation of segment information to consolidated information:
                                                                      For Three Months                      For Nine Months
                                                                     Ended September 30                    Ended September 30
                                                             -----------------------------------       ---------------------------
                                                                  1999                 1998                 1999          1998
Revenues:
    Total revenues for segment                                   $18,389              $16,663              $52,724       $53,366
    Elimination of intersegment revenues                            (976)                (542)              (3,317)       (1,522)
                                                             ------------       ----------------       -----------  --------------
     Total consolidated  revenues                                $17,413              $16,121              $49,407       $51,844

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

Results of Operations

Net Sales
Net sales for the third quarter ended September 30, 1999 were $17,413,000, up 8% from the net sales for the same three-month period ended in 1998. Shipping volumes in the third quarter of 1999 increased 9% from the same period in 1998 despite weak market conditions in the industry, especially in the commodity markets. The average selling price for the third quarter decreased slightly at 2% from the same period in 1998.

Net sales for the nine-month period ended September 30, 1999 were $49,407,000, down 5% from the net sales for the same nine-month period ended in 1998. The industry's weak market conditions have resulted in a decline of 9% in shipping volume of our products. The average selling price for the nine-month period of 1999 increased 3% over the same period in 1998.

Net sales for the paper products segment were $15,771,000 for the three months ending September 30, 1999, which is a $979,000 or 7% increase from the same period in 1998. Shipping volumes for the third quarter increased 9%, over the comparative period in 1998, while the average selling price decreased 2% from last year. This is because of a higher volume of lower priced commodity products shipped during the third quarter of 1999.

Year to date net sales for the paper products segment were $45,443,000 in 1999, compared to $48,458,000 for the same period last year. Shipping volumes for the Company's paper products decreased 9% from 1998, while average selling prices increased 3%. The higher selling prices resulted from our efforts to displace commodity products with higher margin specialty products. The net sales of the paper products segment represent 86% of our consolidated net sales.

Net sales for the printing and converting segment were $2,618,000 for the three months ending September 30, 1999, which is a $747,000 or 40% improvement over the same period in 1998. Year to date net sales improved 48% to $7,281,000 in 1999 compared to $4,908.000 for the same period last year. The increase in net sales is a direct result of the new tissue wrap business printed on the Chadwick printing press installed in the second quarter of 1998. The net sales of the printing and converting segment represent 14% of the consolidated net sales.

Gross Profit
Gross profit for the third quarter ended September 30, 1999 was $540,000 or 3% of net sales, compared to gross profit for the same period in 1998 of $1,914,000 or 12% of net sales. Year to date gross profit was $4,552,000 or 9% of net sales for year to date 1999, and $5,491,000 or 11% of net sales for the same period in 1998.

Gross profit for the paper products segment was $125,000 for the three months ended September 30, 1999, a $1,547,000 decrease over the same period in 1998. Year to date gross profit decreased 26% to $3,546,000 in 1999 from $4,807,000 for the same period last year. The decrease in gross profit in the third quarter can be attributed to our Peshtigo operations, which were adversely impacted by unprecedented electrical curtailments in July, fine tuning problems with a new process control system on the Company's Fourdrinier paper machine and pulp prices escalating more rapidly than market prices for our paper products.

The Peshtigo mill has an interruptible electrical contract where we can have our electricity curtailed by the utility company. In July we were shutdown 92 hours due to extreme temperatures, this resulted in lost production of approximately 767 tons of paper.

In early July, we installed an ABB process control system on the Fourdrinier paper machine. The fine tuning of the system during the third quarter resulted in lower operating speeds and increased off quality production due to problems encountered with the paper machine drives and the color system.

During 1999, pulp prices have escalated more rapidly than the market prices of our paper products. Pulp prices increased 8% in the third quarter of 1999 and 24% year to date. We continue our efforts to increase selling prices as the market permits.

The printing and converting segment's gross profit was $415,000 for the three months ended September 30, 1999, a $173,000 or 72% improvement over the same period in 1998. Gross profit for the nine months ended September 30,1999, increased 48% to $1,006,000 from $683,000 for the same period last year. The increase in gross profit is attributed to the increased capacity provided by our new Chadwick printing press and more efficient operations due to longer production runs.

Selling and Administration
Selling and administration expenses were $3,617,000 for the first nine months of 1999 compared to $3,397,000 for the same period of 1998. A majority of the increased expenses for the paper products segment was caused by the reorganization of staffing from manufacturing to provide for a product development function within the sales department and an addition to the outside sales staff.

The  printing  and  converting  segment   experienced   increased  salaries  and
associated fringe benefits to support the additional capacity provided by the new Chadwick printing press.

Other Income and Expense
In the second quarter of 1999, Badger Paper received $622,000 of life insurance proceeds as the beneficiary upon the death of a former President in March 1999. The proceeds included $231,000 of cash surrender value carried as other assets on our balance sheet and $391,000 of non-recurring income. The funds were used for debt reduction.

In the second quarter of 1998, the Company recorded a non-recurring capital gain of $611,000 on the sale of the Company's offsite training facility. Non-recurring executive termination expenses of $286,000 associated with a former President and Vice President were also booked in the second quarter of 1998.

Other income (expense) for the nine-month period ended September 30, 1998 included $252,000 of realized gains on trade credit contracts that expired in 1998. We have negotiated new contracts with several vendors and have begun using trade credits in April 1999.


Net Income
Net earnings for the three months ended September 30, 1999 was a $523,000 loss, compared to a $408,000 profit for the same period in 1998. Year to date net earnings were $476,000 compared to $1,337,000 for the same period last year.

The net loss of the paper products segment was $709,000 for the three months ended September 30, 1999, compared to $319,000 of net income for the same period in 1998. Net income for the nine-month period ended September 30, 1999 was $67,000 or 30% of consolidated net income for this period. Net income for the same period in 1998 was $1,100,000.

The net income of the printing and converting segment was $187,000 for the three months ended September 30, 1999, compared to $89,000 of net income for the same period in 1998. Net income for the nine-month period ended September 30, 1999 was $409,000 or 70% of consolidated net income for this period. Net income for the same period in 1998 was $237,000.


Capital Resources and Liquidity

As Of September 30, 1999, the Company's capital resources for funding ongoing operations included $1,446,000 of cash and marketable securities and a refinanced $12,000,000 revolving credit facility entered into in January 1999. Borrowing under this facility totaled $10,100,000 as of September 30, 1999. Pursuant to the terms of the refinanced revolving credit facility the Company made a special payment of $1,885,000 on March 1, 1999 on the revolving credit facility, and is required to make quarterly payments of $140,000 for the next three years on the revolving credit facility, and made an annual payment of $495,000 on July 1, 1999 on the Industrial Development Revenue Bonds

Cash provided by operations and the revolving credit facility is expected to meet current and anticipated working capital needs, as well as fund planned capital expenditures.

Capital Expenditures

Capital expenditures during the first nine months of 1999 were $1,895,000, compared to $1,739,000 for the same period in 1998. Major projects in 1999 for the paper products segment included the completion of a ramp and enclosure to our wax plant warehouse, a rewinder for the wax department and a spare couch roll for the Yankee paper machine. The Company also completed the installation of an ABB process control system on the Fourdrinier paper machine. A new motor control center for the paper mill was approved and it is anticipated the project will be completed in 1999. Major projects at the printing and converting segment involved improvements to the Chadwick press.

Cash Flows

Cash provided by operations was $1,236,000 for the nine months ended September 30, 1999, compared to $1,561,000 of cash provided for the same period in 1998.
Increased inventories for the nine month period ended September 30, 1999 were the result of a finished goods stocking program initiated in 1999 and a build-up of finished goods in anticipation of a nine day maintenance shutdown of the paper machines in November 1999. Escalating pulp prices, higher priced raw materials for specialty products and increased inventories has increased accounts payable. Accrued liabilities in 1998 were reduced for post retirement benefits because of a reduced workforce due to restructuring in early 1998. 1999 cash flows also include the net effect of the life insurance proceeds received as beneficiary upon the death of a former President.

Net cash provided by investing activities was $210,000 for the nine-month period ended September 30, 1999, compared to $504,000 for the same period in 1998. A majority of the funds in 1999 was from the proceeds of the sale of marketable securities used to make payments on the Company's Industrial Development Revenue Bonds.

Year 2000

Badger Paper Mills has established a Year 2000 Committee assigned the task of assuring Year 2000 (Y2K) compliance for all information technology (IT) and non-IT systems. The committee's goal is to be Y2K compliant by December 1, 1999.

State of Readiness - Information Technology
Our internal information technology staff has been assigned the responsibility of assuring Year 2000 compliance for the Peshtigo and Oconto Falls facilities for all information technology systems. This includes the main frame computer, all personal computers, network servers, telephone system and all related software. The staff has identified and tested all hardware and software that must be tested for Y2K compliance.

The main frame computer in Peshtigo is Year 2000 compliant for its hardware and operating system. We have completed 85 percent of necessary programming changes to the business systems to become Year 2000 compliant. We have contracted with outside resources to review, test and complete required programming changes on our business systems software. We believe they will complete the programming changes before December 1, 1999.

The network servers at Peshtigo and Oconto Falls have been replaced and all related hardware and software are Year 2000 compliant. We have completed the upgrade or replacements of all personal computers at the Peshtigo facility. The PCs at the Oconto Falls facility are Y2K compliant.

State of Readiness - Non-Information Technology
Our internal engineering staff has assigned two employees the responsibility of assuring Year 2000 compliance for all manufacturing aspects of the Peshtigo and Oconto Falls facilities for all non-information technology systems. All manufacturing equipment that have computerized process controllers or any date sensitive data in computer chips have been reviewed. This includes the paper machines, converting equipment, boilers, waste treatment facilities, printing presses, lab equipment, and all related software. The staff has identified and tested all hardware and software that must be tested for Y2K compliance.

The most critical manufacturing equipment is the two paper machines and the boilers. In 1998, we replaced the process computer on the Yankee paper machine and a new process computer on the Fourdrinier paper machine was installed in July 1999. Both process computers are Y2K compliant. The boilers are capable of operating on natural gas or fuel oil and are Y2K compliant.

The engineering staff has reviewed all programmable logic controllers (PLCs) at the Peshtigo facility and has upgraded all software or PLCs as necessary.

All non-technology systems at the Oconto Falls facility have been tested for Year 2000 compliance and are considered compliant.

Costs
The costs of achieving Year 2000 compliance have not been material to date and we do not expect the total costs to be more than $200,000. A majority of the costs incurred is normal wages and benefits of our IT and engineering staffs. Additional costs will be incurred for contract programming and system upgrades and/or replacement. Cost estimates for contract programming of our business systems have been received and we feel the above total cost estimate is adequate.

Contingency Plan
The Company's contingency plan is in the process of being completed. A detail outline has been written and a contingency checklist is being developed. We expect to finalize the contingency by December 15, 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Interest rates are disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 1998, have not materially changed.

Although a majority of the Company's debt is at variable interest rates, it is felt the Company's exposure to interest rate fluctuations is immaterial to the consolidated statements.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Number    Description
          ------    -----------

          (10.1) First Amendment to Amended and Restated Credit Agreement, dated as of August 31, 1999, by and among Badger Paper Mills, Inc., Badger Paper Mills Flexible Packaging Division, Inc., the Lenders and Harris Trust and Savings Bank, as Agent.

          (10.2)    Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan


          (27)      Financial Data Schedules


     (b)  Reports on Form 8-K:

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)



DATE:  November 12, 1999                                /s/   Thomas W. Cosgrove
                                                        ------------------------
                                                              Thomas W. Cosgrove
                                                                 President & CEO
                                                        (Chief Executive Officer



DATE:  November 12, 1999                                /s/  George J. Zimmerman
                                                        ------------------------
                                                             George J. Zimmerman
                                                                       Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

(10.1) First Amendment to Amended and Restated Credit Agreement, dated as of August 31, 1999, by and among Badger Paper Mills, Inc., Badger Paper Mills Flexible Packaging Division, Inc., the Lenders and Harris Trust and Savings Bank, as Agent.

(10.2)         Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan


(27)           Financial Data Schedules