Form 10-K
period 1999-12-31
BADGER PAPER MILLS INC
filed 2000-03-21
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 13, 2000, 1,974,168 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares on the Nasdaq National Market) held by non-affiliates was approximately $11,598,237. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

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

o Changes in demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's paper products, growth rates of the end markets for the Company's products, technological or consumer preference changes and acceptance of the Company's products by the markets served by the Company.

o Changes in the price of pulp, the Company's main raw material. All of the Company's pulp needs are purchased on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to changes in worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables.

o Unforeseen operational problems at any of the Company's facilities causing significant lost production and/or cost issues.

o     Changes in laws or regulations which affect the Company.

  Five-Year Comparison of Selected Financial Data

                                                                        Year ended December 31,
                                                    1999           1998            1997           1996           1995
                                                    ----           ----            ----           ----           ----
 Earnings (in thousands):
   Net sales                                        $67,024        $65,727         $70,427        $76,276        $92,648
   Cost of sales                                     60,336         58,505          67,600         72,411         83,890
   Gross profit                                       6,688          7,222           2,827          3,865          8,758
   Selling and administrative expenses                4,825          4,331           4,085          4,136          3,852
   Restructuring provision                                -              -             850          7,430            504
   Pulp mill impairment charge                            -              -             783              -              -
   Profit (loss) from operations                      1,863          2,891          (2,891)        (7,701)         4,402
   Other income                                         617            946             650          4,842            414
   Interest expense                                   1,064          1,196           1,354            894          1,305
   Unrealized holding gain or (loss)
      on trading securities                               -              -               -            307            549
   Earnings (loss) before income taxes                1,416          2,641          (3,595)        (3,446)         4,060
   Income tax expense (benefit)                         279            897          (1,153)        (1,234)         1,312
   Net earnings (loss)                                1,137          1,744          (2,442)        (2,212)         2,748

Common stock:
   Number of shareholders of record                     434            470             515            518            568
   Weighted average shares outstanding            1,966,111      1,955,772       1,947,128      1,944,699      1,953,868
    Earnings (loss) per share                          $.58          $0.89          $(1.25)        $(1.14)         $1.41
    Cash dividends declared per share                     -              -            $  -         $ 0.22          $0.10
    Book value per share                              $9.91          $9.33           $8.42          $9.68         $11.04

Financial position (in thousands)
  Working capital                                    $8,259         $7,346          $7,196         $9,923        $10,459
   Capital expenditures                               2,815          3,004           4,686          6,856          2,705
   Total assets                                      46,894         47,999          48,356         51,952         52,578
   Long-term debt                                    15,705         16,126          20,394         18,617         17,236
   Shareholders' equity                              19,484         18,257          16,444         18,832         21,443

PART I

Item 1. Business

Badger Paper Mills, Inc. ("Badger" or the "Company") was incorporated under the laws of the State of Wisconsin in 1929. It has been producing paper for over 70 years. Badger operates in two industry segments: the production of paper products segment, and the printing and converting segment.

Products and Distribution

Badger's ISO 9001 certified paper mill, consisting of two paper machines, is located in Peshtigo, Wisconsin. Converting facilities contiguous to the papermaking facilities include punching equipment, sheeters, trimmers, sealers, perforators, rewinders, waxers, paper drilling and die-cutting equipment. Badger's flexographic printing and converting operation is located in Oconto Falls, Wisconsin.

Products produced on Badger's Fourdrinier machine represented 78 percent of the paper products manufactured by the Company in 1999, and sale of paper products produced on this machine contributed more than 69 percent of 1999 revenue. Fine paper grades are produced utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. These paper grades include multi-purpose business papers, offset, opaque, endleaf, ledger, reply card, watermarked, water-oil-grease resistant papers (WOGR), electrostatic copier, text and cover, and technical and specialty papers. Badger offers a wide range of colored papers and specializes in color matching. Badger sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka(R), Copyrite(R), ENVIROGRAPHIC(R), Northern Brights(R), Artopaque(R), Marks of Distinction(R) and DuraEdge(R). These products are sold through paper merchants, brokers and value-added converters who in turn sell to other value-adding entities or direct to the consumer.

The Company's Yankee machine produced 22 percent of the paper products manufactured by Badger in 1999, representing 31 percent of the 1999 revenue from the sale of paper products. These products consist of converted plain or printed waxed papers, laminating grades, machine-glazed, colors, specialty-coated base papers, twisting papers and various other specialty papers. These products are sold nationally and internationally to manufacturers, consumers and converters by Badger's own sales personnel and commissioned brokers.

Consumers of Badger's paper products can be found in population centers throughout North America.

The Company's Oconto Falls, Wisconsin facility has a printing and converting operation that compliments Badger's packaging paper products. This facility processes various substrates of film and paper and enhances the capabilities of the Peshtigo packaging paper operations, resulting in opportunities to expand business growth for both. The facility also has rewinding and polyethylene bag making equipment. Oconto Falls contributed 13 percent of the Company's consolidated revenues in 1999.

Competition

Badger's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger's production of fine papers from the Fourdrinier paper machine represents less than one percent of the production capacity in the United States for these products. Competition for these papers comes primarily from large mills in North America and imports from other countries. Competition for flexible packaging and specialty papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as Badger, others have greater capacity. Many of our larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger. Backlogs are maintained by offering quality products, prompt service and technical assistance, including a research and development program to develop new products to meet customer product design specifications.

Raw Materials; Inventories

Badger's principal raw material used for papermaking operations is purchased pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Pre-consumer and post-consumer recycled pulp, northern and southern softwood and hardwood pulps, and hard white rolls make up the total fiber requirements. Badger purchases all its fiber requirements on the open market.

Other raw materials are purchased directly from manufacturers and distributors. Badger has at least two sources of supply for major items. Shortages of purchased pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger's ability to manufacture its products, and could adversely affect product mix.

The printing and converting operations' primary raw materials are paper, polyethylene and printing inks. They are purchased directly from manufacturers, including paper purchases from the Peshtigo mill.

In-process and finished goods inventory at the end of 1999 was equivalent to approximately 44 days of production, compared to 38 days in 1998.

Energy

Badger is a large consumer of electricity and natural gas. Electrical requirements are purchased from local public utilities, and natural gas is purchased from various sources in the United States and Canada. The Peshtigo facility's heat requirements are supplied by two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler. Management believes current sources of natural gas, fuel oil and electricity are adequate to meet Badger's needs, although temporary interruptions of electrical service were experienced in the summer of 1999 due to regional shortages of electricity during peak demand periods. Badger could experience similar interruptions in the future.

Patents

Badger owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

Research and Development

Badger maintains a dedicated technical staff to research and develop new products, although outside consultants are utilized from time to time. The technical staff also refines and improves existing products in response to customer requirements and market demands. The amounts spent on product research and development activities were $2,089,000 in 1999, $2,971,000 in 1998, and $5,287,000 in 1997. The significant increase in research and development expenditures in 1997 was related to new product introductions and development of specialty products associated with the 1997 strategic initiative to refocus Badger as a producer of specialty paper products rather than commodity paper products.

Backlog

As of December 31, 1999, Badger's backlog of orders was approximately $2,566,000, as compared to $2,106,000 and $3,550,000 at December 31, 1998 and
1997, respectively. The backlogs for 1999 and 1998 were reduced from prior years because soft market conditions that existed at the end of each of these years allowed customers to reduce inventories and order closer to their actual needs.

Customers

In 1999, 1998 and 1997, no customers represented over 10 percent of Badger's net sales.

Environmental Matters

In 1999, the Wisconsin Department of Natural Resources ("WDNR") met with Badger several times to determine the finalization of the Title V Air Operating Permit at Badger's Peshtigo, Wisconsin facility. The final draft of the permit is complete and is submitted to the WDNR for final approval. Badger expects to be able to fully comply with the requirements of the permit as currently drafted.

Effluent flow from Badger's Peshtigo operations is directed into a joint municipal waste water treatment plant, which Badger operates under contract with the City of Peshtigo, Wisconsin. Management believes this water treatment plant continues to meet or exceed all currently applicable environmental requirements.

Construction requirements necessary for the closure of the Company's former landfill, known as the Harbor Road Landfill, were completed in December, 1999. The final closure report was submitted to the WDNR in January, 2000. As part of the closure agreement, the Company is required to provide proof of responsibility for any future remediation efforts if environmental problems are detected at this site. This amount increases over a five-year period from $53,000 as of July 31, 1999 to $297,000 as of July 31, 2003. The Company met this requirement as of December 31, 1999 with an irrevocable letter of credit granted to the benefit of WDNR in the amount of $53,000.

Management believes the Oconto Falls, Wisconsin facility currently complies with its air operating permit.

Badger believes it has in force all of the necessary environmental permits from federal, state and local authorities, and does not anticipate any problem with reissuance of any permits.

Employees

As of December 31, 1999, the Company had 325 employees. Of the 268 employees at the Peshtigo facility, 171 were covered by six-year collective bargaining contracts running through May 2001. The Oconto Falls facility employs 57 personnel, none of whom are covered by a collective bargaining contract.

Item 2. Properties

The Company's approximately 3,750 square foot headquarters and approximately 88,500 square foot paper manufacturing facility are located in Peshtigo,
Wisconsin. The Company's approximately 40,000 square foot printing and converting facility is located in Oconto Falls, Wisconsin. The Company considers its facilities to be adequate and in good repair.


Item 3. Legal Proceedings

The Company has no pending material legal proceedings.

Item 4. Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders in the fourth quarter of 1999.


PART II

Item 5. Market for the registrant's common stock and related security holder matters.

Badger Paper Mills, Inc. common shares are traded on the Nasdaq National Market under the symbol BPMI. There were 431 registered shareholders of record as of March 13, 2000. Stock price and dividend information is found on page 35 of this report.

Item 6. Selected financial data

Information regarding selected financial data of the Company is presented on page 3 of this report.


Item 7. Management's discussion and analysis of financial condition and results of operations

Results of Operations

Overview

The printing and converting segment achieved record sales and earnings, while the paper products segment had flat sales and a 70 percent reduction in earnings in 1999 when compared to 1998.

Printing and converting segment sales improved primarily from the increased volume of our tissue wrap business. Improved operating efficiencies on the printing presses also contributed significantly to gross profit in this segment.

Weak market conditions throughout 1999 resulted in a slight reduction in shipping volume and relatively flat selling prices in the paper products segment. Market pressures prevented the Company from increasing its sales prices sufficiently to fully recover the costs associated with increased pulp prices. Therefore, margins were negatively impacted by a 37 percent increase in pulp prices during 1999. Additionally, the operating efficiency of our Fourdrinier paper machine was adversely affected during the second half of the year by the start-up and fine tuning of a new process control system. The start-up issues associated with the new process control system were resolved in December, and the Fourdrinier paper machine is now operating at anticipated efficiency.

On August 31, 1999, Badger Paper Mills Flexible Packaging Division, Inc., our former wholly-owned subsidiary that operated our Oconto Falls operations, was merged with and into the Company.


1999 vs. 1998

Net Sales
---------
Net sales for 1999 increased $1,297,000, or 2 percent, to $67,024,000 from $65,727,000 in 1998.

Paper products' net sales were flat as weak market conditions continued during 1999. Paper products' volume was down 3 percent, while selling prices remained relatively flat. Printing and converting net sales increased 70 percent over 1998 due to growth in the printing business in 1999.

Specialty products were approximately 53 percent of gross sales dollars in both 1999 and 1998.


Cost of Sales
-------------
Cost of sales for 1999 of $60,336,000 increased $1,831,000 or 3 percent over the $58,505,000 reported in 1998.

During the second quarter of 1999, market prices for pulp, the primary raw material in the Company's paper manufacturing, began to escalate. This trend continued throughout the remainder of the year, with average year-end 1999 prices increasing 37 percent over the average price of pulp at the end of 1998. This pulp increase contributed over $2,800,000 to the cost of sales for paper manufacturing in 1999.

Production rates on the Fourdrinier paper machine were down 9 percent in 1999 compared to 1998 because of first quarter mechanical problems and difficulties associated with the installation of a new process control computer in July 1999. The Yankee paper machine and all converting operations had improved production rates over 1998.

The printing and converting operations at Oconto Falls improved operating rates through longer production runs, reduced change time between production runs, improved waste rates and the elimination of mechanical problems previously experienced on the Chadwick press.

Gross Profit
------------
Gross profit margins decreased to 10 percent of net sales for 1999, compared to 11 percent in 1998. The overall decrease was due to a 22 percent gross margin drop in our paper products segment caused by our inability to pass rapidly escalating pulp prices through to our customers because of soft market conditions.

The printing and converting segments' gross profit margin increased 29 percent due to improved operating efficiencies.


Selling and Administration
--------------------------
Selling and administration expenses of $4,825,000 increased $494,000 over the $4,331,000 reported in 1998.

The increase resulted primarily from expenses associated with the reorganization of sales staffing in the paper products segment to provide for a product development function within the sales department, and an addition to the sales staff. Non-capitalizable expenses associated with upgrading computers and software in addressing Year 2000 concerns were included in administration expenses.


Other Income and Expense
------------------------
In the second quarter of 1999, Badger Paper received $622,000 of life insurance proceeds upon the death of a former president of the Company in March 1999. The proceeds included $231,000 of cash surrender value carried as other assets on our balance sheet, and $391,000 of non-recurring income.

In the second quarter of 1998, the Company recorded a non-recurring capital gain of $611,000 on the sale of the Company's offsite training facility. Non-recurring executive termination expenses of $286,000 associated with a former president and vice president were also booked in the second quarter of 1998.

Other income (expense) for 1998 included $308,000 of realized gains on trade credit contracts. In 1999, the realized gain on trade credit contracts was $0.


Income Taxes
------------
Badger Paper Mills effective tax rate was 19.8 percent for 1999, compared to 34 percent for the same period in 1998. The decreased effective rate was due to the non-taxability of the life insurance proceeds we received in 1999, and the utilization of net operating loss and tax credit carryovers in connection with the merger of our former Badger Paper Mills Flexible Packaging Division, Inc. subsidiary into the Company.


1998 vs. 1997

Net Sales
---------
In 1998 sales decreased $4,700,000, or 7 percent, to $65,727,000 from $70,427,000 during 1997. Weak market conditions continued in the industry in 1998, especially in the commodity market. This resulted in a decline of 11 percent in the volume of shipments. The Company's average selling price increased slightly despite the volume decrease, primarily due to an increased percentage of higher margin products sold in 1998. Specialty products increased to approximately 53 percent of our gross sales dollars in 1998 from 37 percent in 1997.

Cost of Sales
-------------
Cost of sales of $58,505,000 for 1998 decreased by $9,095,000 or 13 percent from $67,600,000 in 1997. This reduction was primarily the result of a 12 percent decrease in production due to the weak market conditions in 1998. Our strategy was to take downtime when market conditions warranted, versus running low margin commodity products. Cost reductions were also achieved by the reduction of our administrative and production workforce by approximately 71 employees. We also experienced declining prices for the cost of purchased fiber during 1998. Production rates at the Peshtigo facility were at record levels, while the start-up of the new Chadwick printing press at the Oconto Falls plant experienced some difficulties. These problems were resolved with the efforts of engineering staffs at both facilities during the fourth quarter of 1998.

Gross Profit
------------
Gross profit in 1998 improved to $7,222,000 from $2,827,000 reported in 1997. The increased percentage of higher margin specialty paper products in our sales mix was the primary reason for the increase in gross profit in 1998. Workforce reductions and cost saving initiatives that were implemented on the manufacturing floor also contributed to the higher gross profit.

Selling and Administration
--------------------------
Selling and administration expenses increased $246,000 to $4,331,000 in 1998. The increase resulted primarily from sales and marketing expenses and the cost of consultants incurred in 1998 associated with Badger's ongoing product restructuring to specialty paper products from commodity paper products begun in 1997.

Other Income and Expense
------------------------
The Company recorded a second quarter non-recurring capital gain of $611,000 on the sale of its offsite training facility. Additionally, non-recurring executive termination expenses of $286,000 associated with the resignations of the Company's former president and vice president were also recorded in the second quarter of 1998.

Interest expense during 1998 decreased 12 percent to $1,196,000 compared to $1,354,000 in 1997. The decrease in interest expense was primarily attributable to lower average borrowings under the Company's revolving credit facility.

Income Taxes
------------
Badger's  effective tax rate was a 34 percent  provision in 1998,  compared to a
32.1 percent benefit for the year 1997. The benefit in 1997 was associated with the net loss for that year.



LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures
--------------------
Capital expenditures for 1999 totaled $2,815,000 compared to $3,004,000 in 1998 and $4,686,000 in 1997. Depreciation was $2,853,000 in 1999 compared to $2,752,000 and $2,790,000 in 1998 and 1997, respectively.

Major projects in 1999 for the Peshtigo facility included the completion of a ramp and enclosure to our wax plant warehouse, a rewinder for the Wax Department, a spare couch roll for the Yankee paper machine, a motor control center for the paper mill, and a landfill water collection system. The Oconto Falls facility's capital expenditures included a rewinder and improvements to the Chadwick press.

In 2000, we plan to continue our investments in upgrading our facilities, including improvements and upgrades to the paper machines and converting equipment.


Capital Resources
-----------------
In January 1999, Badger refinanced its revolving credit facility with its existing lender. The refinanced facility provides for borrowing up to $12,000,000. The revolving credit facility contains certain covenants that require the Company to maintain a specified fixed charge ratio, debt leverage ratio, minimum tangible net worth, and also provide for limitations on capital expenditures and require the Company to make minimum specified principal payments on the Company's outstanding Industrial Development Revenue Bonds ("IDRBs"). Pursuant to the terms of the revolving credit facility, the debt leverage ratio covenant became more restrictive effective December 31, 1999 and the Company did not comply with the more restrictive ratio. The lender under the revolving credit facility waived such non-compliance, and in March, 2000, the Company and the lender amended the revolving credit facility to adjust the fixed charge ratio and the debt leverage ratio. The amendment also tightened the limitation on capital expenditures and extended the facility through November, 2003. Further detail is presented in Note F to the Company's Consolidated Financial Statements.

At December 31, 1999, $10,700,000 was outstanding under the revolving credit facility, a $500,000 increase from the balance outstanding at December 31, 1998. The increase is primarily the result of borrowings under the revolving credit facility used to partially fund an aggregate of $2,800,000 of principal payments made during 1999 on certain of the Company's IDRBs.

In February 2000, the City of Peshtigo agreed to refinance an Urban Development Action Grant ("UDAG") which was scheduled to mature in April, 2000. The terms of the refinancing provide for a ten-year amortization with interest at 5 percent.


Cash Flows
----------
Cash provided from operations was $1,329,000 in 1999 and $2,079,000 in 1998. The decrease relates primarily to reduced net income after excluding the one-time non-operating gain from life insurance proceeds in 1999.

Net cash used in investing activities was $460,000 in 1999 compared to $171,000 of cash provided by investing activities in 1998. The change is primarily due to the inclusion of non-recurring gains in 1998 involving the sale of the Company's training facility and the maturity of certificates of deposit. The Company also received $622,000 of life insurance proceeds in 1999 upon the death of a former president of the Company.

Cash used in financing activities was $2,429,000 in 1999, compared to $1,323,000 in 1998. The increase was primarily the result of principal payments on the Company's IDRBs required to be made pursuant to the terms of our refinanced revolving credit facility.

Year 2000

Badger formed a Year 2000 Committee that was assigned the task of assuring Year 2000 ("Y2K") compliance for all information technology and non-IT systems. The Committee was on site at the change of the millennium and determined all Y2K compliance issues have been resolved. There have been virtually no issues related to the Y2K issue during 2000.

Other potential Y2K issues may occur on February 29, 2000 (Leap Year), October 10, 2000 (first ten-digit date) and December 31, 2000 (366th day). Our systems have been tested and we believe they are in compliance with all of the above future date issues.

We have had no Y2K issues from our key vendors in 2000. While we do not anticipate any future Y2K related issues with our vendors, we cannot guarantee their compliance.

The Company incurred approximately $50,000 of additional expenses associated with contract programming and system upgrades and/or replacement to address Y2K issues. This figure does not include normal wages and benefits of the information technology and engineering staffs while working on Y2K issues. We also replaced process computers on the two paper machines at a cost of $1,935,000 during 1998 and 1999. While the costs were significant, they have not been included in the above Y2K costs because the old process controllers were obsolete, and there was no acceleration of the timing of these projects due to Y2K-related issues.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. The Company's revolving credit facility provides for borrowings up to $12 million and extends to November 2003. An annual commitment fee of 1/2 percent is payable for unused amounts. Interest on borrowings is at various rates equal to the Prime rate (totaling 8.5 percent at December 31, 1999) and the LIBOR rate plus 2.0 percent (totaling 7.83 percent at December 31, 1999).

Certain of the Company's IDRBs require varying quarterly principal installments of $140,000 plus interest quarterly through October 1, 2006, with payment of the remaining balance due December 1, 2006, and the Company's revolving credit facility requires it to make additional principal payments on its IDRBs. These required payments included principal payments of $1,885,000 made in March 1999, and $495,000 made in June, 1999. The remaining required payments under the revolving credit facility are principal installments of $400,000 and $100,000 due July 1, 2000 and February 1, 2001, respectively. Interest on the IDRBs is payable at floating rates determined by remarketing agents (5.65 percent at December 31, 1999).

A majority of the Company's debt is at variable interest rates, and a hypothetical 1 percent change in interest rates would cause an estimated $168,000 increase in annual interest expense.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8. Financial statements and supplementary data


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. (a Wisconsin corporation) and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Appleton, Wisconsin
February 1, 2000
(except for Note F, as
to which the date is
March 9, 2000)

                     Badger Paper Mills, Inc. And Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)

                            ASSETS                              1999             1998
                                                                ----             ----
Current Assets
  Cash and cash equivalents                                  $      669        $    2,229
  Certificates of deposit                                           500               996
  Marketable securities                                             137             1,361
  Accounts receivable, net                                        6,080             5,262
  Inventories                                                     7,819             6,201
  Refundable income taxes                                           220                27
  Deferred income taxes                                           1,160             1,220
  Prepaid expenses and other                                        606               558
                                                            ------------------------------
     Total current assets                                        17,191            17,854

PROPERTY, PLANT AND EQUIPMENT, NET                               27,240            27,291

OTHER ASSETS
  Trade credits                                                     609               696
  Other                                                           1,854             2,158
                                                            ------------------------------
                                                                  2,463             2,854
                                                            ------------------------------
     Total assets                                            $   46,894        $   47,999
                                                            ==============================

                            LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt                          $    1,060        $    3,068
  Accounts payable                                                4,746             3,913
  Accrued liabilities                                             3,126             3,357
  Income taxes payable                                                -               170
                                                            ------------------------------
     Total current liabilities                                    8,932            10,508
                                                            ------------------------------
LONG-TERM DEBT                                                   15,705            16,126

DEFERRED INCOME TAXES                                             1,840             1,700

OTHER LIABILITIES                                                   933             1,408

COMMITMENTS AND CONTINGENCIES                                         -                 -

SHAREHOLDERS' EQUITY
  Common stock, no par value; 4,000,000 shares authorized,
  2,160,000 shares issued                                         2,700             2,700
  Additional paid in capital                                        201               200
  Retained earnings                                              18,433            17,296
  Treasury stock, at cost, 185,832 and 199,278 shares
   in 1999 and 1998, respectively                                (1,850)           (1,939)
                                                            ------------------------------
     Total shareholders' equity                                  19,484            18,257
                                                            ------------------------------
     Total liabilities and shareholders' equity              $   46,894        $   47,999
                                                            ==============================

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For Years Ended December 31, 1999, 1998 and 1997
                  (dollars in thousands, except per share data)
                                                                 1999      1998      1997
                                                                 ----      ----      ----
Net sales                                                     $67,024   $65,727   $70,427

Cost of sales                                                  60,336    58,505    67,600
                                                             -----------------------------
          Gross profit                                          6,688     7,222     2,827


Selling and administrative expenses                             4,825     4,331     4,085

Restructuring provision                                             -         -       850

Pulp mill asset impairment charge                                   -         -       783
                                                             -----------------------------
                                                                4,825     4,331     5,718
                                                             -----------------------------
          Operating income (loss)                               1,863     2,891   (2,891)


Other income (expense):

  Interest and dividend income                                     85       237       236

  Interest expense                                             (1,064)   (1,196)   (1,354)

  Executive termination costs                                       -      (286)        -

  Gain from life insurance proceeds                               391         -         -

  Gain (loss) on disposal of property, plant
     and equipment                                                  -       632       (14)

  Miscellaneous, net                                              141       363       428
                                                             -----------------------------
                                                                 (447)     (250)     (704)
                                                             -----------------------------

Income (loss) before income taxes                               1,416     2,641    (3,595)

Provision (benefit) for income taxes                              279       897    (1,153)
                                                             -----------------------------

          Net income (loss)                                    $1,137    $1,744   $(2,442)
                                                             =============================

          Net earnings (loss) per share (basic and diluted)     $0.58     $0.89    $(1.25)
                                                             =============================

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For Years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                1999         1998          1997
                                                                ----         ----          ----
Common stock
  Balance, December 31                                           2,700       $2,700        $2,700
                                                             --------------------------------------

Additional paid-in capital
  Balance, January 1                                               200          190           178
  Treasury stock issued                                              1           10            12
                                                             --------------------------------------
  Balance, December 31                                             201          200           190
                                                             --------------------------------------

Retained earnings
  Balance, January 1                                            17,296       15,552        17,994
  Net income (loss)                                              1,137        1,744        (2,442)
                                                             --------------------------------------
  Balance, December 31                                          18,433       17,296        15,552
                                                             --------------------------------------

Treasury stock
  Balance, January 1                                            (1,939)      (1,998)       (2,040)
  Shares acquired (920 shares in 1997)                               -            -            (8)
  Shares issued (13,446, 8,867, and 7,645 shares
    in 1999, 1998 and 1997, respectively)                           89           59            50
                                                             --------------------------------------
  Balance, December 31                                          (1,850)      (1,939)       (1,998)
                                                             --------------------------------------

Shareholders' equity
  Balance, December 31                                         $19,484      $18,257       $16,444
                                                              ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                      Badger Paper Mills, Inc. and Subsidiary

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For Years ended December 31, 1999, 1998 and 1997
                                              (dollars in thousands)
                                                                             1999          1998          1997
                                                                            ------        ------        ------
Cash flows from operating activities:
  Net income (loss)                                                          $1,137        $1,744       $(2,442)
  Adjustments to reconcile to net cash provided
        by operating activities:
      Depreciation                                                            2,853         2,752         2,790
      Pulp mill impairment charge                                                 -             -           783
      Directors' fees paid in stock                                              90            69            60
      Deferred income taxes                                                     200           586          (746)
      Realized (gain) loss on sale of marketable securities                       -            48            (8)
      Gain from life insurance benefits                                        (391)            -             -
      (Gain) loss on disposal of property, plant and equipment                    -          (632)           14

  Changes in assets and liabilities
      Accounts receivable, net                                                 (818)         (142)         (564)
      Inventories                                                            (1,618)       (1,357)        1,993
      Accounts payable and accrued liabilities                                  602        (1,351)       (2,250)
      Income taxes refundable (payable)                                        (363)          528         1,081
      Other                                                                    (363)         (166)         (312)
                                                                        -----------------------------------------
          Net cash provided by operating activities                           1,329         2,079           399
                                                                        -----------------------------------------
Cash flows from investing activities:
  Additions to property, plant, and equipment                                (2,815)       (3,004)       (4,686)
  Proceeds from sale of property, plant and equipment                            13         2,880           627
  Net sales (acquisitions) of certificates of deposit                           496           386        (1,382)
  Life insurance proceeds                                                       622             -             -
  Purchases of marketable securities                                            (36)       (1,927)       (1,192)
  Proceeds from sale of marketable securities                                 1,260         1,836         1,682
                                                                        -----------------------------------------
          Net cash provided by (used in) investing activities                  (460)          171        (4,951)
                                                                        -----------------------------------------
Cash flows from financing activities:
  Payments on long-term debt                                                 (4,029)       (2,323)         (119)
  Increase in revolving notes payable                                         1,600         1,000         1,900
  Acquisition of treasury stock - net                                             -             -            (6)
                                                                        -----------------------------------------
          Net cash provided by (used in) financing activities                (2,429)       (1,323)        1,775
                                                                        -----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                (1,560)          927        (2,777)

Cash and cash equivalents:
  Beginning of year                                                           2,229         1,302         4,079
                                                                        -----------------------------------------
  End of year
                                                                              $ 669        $2,229        $1,302
                                                                        =========================================

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Badger Paper Mills, Inc. and Subsidiary ("Company") manufactures paper and paper products and provides converting and printing services to customers throughout North America. In August of 1999, the wholly owned subsidiary involved in printing and converting was merged into Badger Paper Mills, Inc. In February 1998, Peshtigo Power, LLC ("Peshtigo") was incorporated to produce steam for Badger Paper Mills, Inc. Peshtigo is wholly owned by the Company.

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

5.  Estimates

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

6.  Cash Equivalents and Certificates of Deposit

For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

7.  Marketable Securities

The investment portfolio at December 31, 1999 and 1998, which consists of taxable United States Agency Bonds, corporate bonds, tax-exempt bonds and equity securities, are classified as available for sale. The difference between cost and fair value is insignificant. The specific identification method is used to compute realized gains and losses. The entire balance of marketable securities at December 31, 1999 consists of bonds maturing at various dates after 10 years. At December 31, 1998, marketable securities consisted of bonds of $1,201,374 and equity securities of $160,000.

8.  Receivables

Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts.

9.  Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (LIFO) basis.

10. Property, Plant and Equipment

These assets are stated at cost, less depreciation. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Buildings useful lives range from 30 to 33 years and machinery and equipment from three to 17 years. Accelerated depreciation is used for income tax purposes.

11. Trade Credits

Trade credits represent credits issued by an international barter firm in exchange for surplus inventory. Trade credits are recorded at the lower of cost or market of the inventory exchanged. Previously, gain was recognized upon utilization of the trade credits with the Company's suppliers and vendors. In 1999 and thereafter, gain will be recognized upon the recovery of the cost of these trade credits.

12. Income Taxes

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

13. Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

14. Revenue Recognition

Revenue is recognized by the Company when goods are shipped.

15. Net Earnings (Loss) Per Share

Net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,966,111 shares, 1,955,772 shares and 1,947,128 shares in 1999, 1998 and 1997, respectively). In 1999, for purposes of computing diluted net earnings per share, the 115,000 stock options granted in 1999 under the stock option plan were considered antidilutive because their exercise prices were greater than the average market price of the common shares.

16. Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $2,089,000, $2,971,000 and $5,287,000 for 1999, 1998 and 1997, respectively, and are included in cost of sales.

17. Environmental Expenditures

Accruals for remediation costs are recorded when it is probable that a liability has been incurred and the amount of the costs can be reasonably estimated.


NOTE B - RECEIVABLE ALLOWANCES

The receivable allowances at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999           1998
                                                        -------        -------

          Sales returns and allowances                     $205           $154
          Cash discounts                                     43             31
          Doubtful accounts                                  48             59
                                                           ----           ----
                                                           $296           $244
                                                            ===            ===


NOTE C - INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999           1998
                                                        -------        -------

          Raw Materials                                  $1,559         $1,858
          Work-in-process and finished stock              6,260          4,343
                                                          -----          -----
                                                         $7,819         $6,201
                                                          =====          =====

The FIFO cost of raw materials, work-in-process and finished stock inventories approximated $11,890,000 and $10,150,000 at December 31, 1999 and 1998,
respectively. It is not practical to separate finished stock and work-in-process inventories.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31 are as follows (in thousands):

                                                           1999           1998
                                                        -------        -------
          Land                                          $   199        $   199
          Buildings                                       8,698          8,297
          Machinery and equipment                        58,392         56,044
          Construction-in-progress - equipment              567            549
                                                        -------        -------
                                                         67,856         65,089
          Accumulated depreciation                       40,616         37,798
                                                        -------        -------
                                                        $27,240        $27,291
                                                        =======        =======


At December 31, 1999 and 1998,  $17,302,000 and  $15,911,000,  respectively,  of fully depreciated assets were still in use. In December 1997, the Company evaluated the remaining fixed assets held for resale relating to the closure of the pulp mill by comparing the asset's carrying amount with its fair value less cost to sell. As a result, the Company recorded an impairment charge of $783,000.

During 1998, the Company sold its training facility for $725,000 resulting in a gain of $611,000.


NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999           1998
                                                        -------        -------

          Compensation and related taxes                 $1,530         $1,539
          Profit sharing                                    522            496
          Restructuring                                       -             15
          Environmental remediation                           -            121
          Other                                           1,074          1,186
                                                        -------        -------
                                                         $3,126         $3,357
                                                        =======        =======

NOTE F - LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                           1999           1998
                                                        -------        -------
          Revolving Credit Agreement                    $10,700        $10,200
          Industrial Development Revenue Bonds (IDRB's)   4,550          7,417
          Urban Development Action Grant                  1,515          1,577
                                                        -------        -------
                                                         16,765         19,194
          Current portion                                 1,060          3,068
                                                        -------        -------
                                                        $15,705        $16,126
                                                        =======         ======

The Company's revolving credit facility provides for borrowings up to $12,000,000 and, as amended on March 9, 2000 extends to November 2003. A commitment fee of 1/2 percent is payable for unused amounts. Interest on borrowings is at various rates equal to the Prime rate (totaling 8.5 percent at December 31, 1999) and the LIBOR rate plus 2.0 percent (totaling 7.83 percent at December 31, 1999). Borrowings are collateralized by cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, inventory and certain property, plant and equipment. In 1999, the Company issued a letter of credit under the revolving credit facility to the Wisconsin Department of Natural Resources (WDNR) for approximately $53,000 (note
N).

Certain of the IDRBs require varying quarterly installments of $140,000 plus interest quarterly through October 1, 2006, with payment of the remaining balance due December 1, 2006. Principal installments of $400,000 are due July 1, 2000, and $100,000 due February 1, 2001. These installments are in addition to the quarterly installments. Interest on the IDRBs is payable at floating rates determined by remarketing agents (5.65 percent at December 31, 1999). The IDRBs are collateralized by bank letters of credit expiring in 2006. The Company pays annual fees at one-half of one percent of the amount available under the letters of credit.

At  December  31,  1999,  covenants  related to the  revolving  credit  facility include, among other items, the Company to maintain a fixed charge coverage ratio, a debt coverage ratio, and a limitation on capital expenditures. The Company was not in compliance with the debt leverage ratio at December 31, 1999, and obtained a waiver related to this non-compliance. As amended on March 9, 2000, the revolving credit facility and certain IDRBs require, among other items, the Company to maintain a fixed charge coverage ratio of 2.15 for the period ending September 29, 2000, and 1.15 for periods thereafter, and a debt leverage ratio of 3.75 through September 29, 2000 and 3.5 for periods thereafter. Capital expenditures are limited to $3,700,000 in 2000 and $4,800,000 in 2001 and periods thereafter.

In February, 2000, the Company refinanced the Urban Development Action Grant. This grant is due in monthly installments of $15,437, including interest at an effective rate of approximately 5.0 percent, through maturity in April 2010. This grant is collateralized by certain machinery and equipment.

Future maturities of all long-term debt are as follows (in thousands):

          Year ended December 31,

                     2000                        $ 1,060
                     2001                            777
                     2002                            683
                     2003                         11,389
                     2004                            696
                     2005 and thereafter           2,160
                                                 -------
                                                 $16,765
                                                 =======

NOTE G - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                    1999       1998      1997
                                                    ----       ----      ----
      Currently payable (refundable)
                               Federal               $62       $179      $(438)
                               State                  17        132         31
                                                      --        ---      -----
                                                      79        311       (407)

      Deferred:
                               Federal             $ 222       $336      $(746)
                               State                 (22)       250          -
                                                    ----        ---      -----
                                                     200        586       (746)
                                                     ---        ---      -----

                                                    $279       $897    $(1,153)
                                                     ===        ===     ======

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                                    1999       1998     1997
                                                    ----       ----     ----
    Statutory Federal tax rate                      34.0%      34.0%    (34.0)%
    Tax-exempt income - life insurance proceeds     (9.4)         -         -
    State taxes                                     (5.7)         -         -
    Other                                            0.9          -       1.9
                                                    ----       ----     -----

              Effective tax rate                    19.8%      34.0%    (32.1)%
                                                    ====       ====      ====

The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):
                                                    1999           1998
                                                 -------       --------
    Deferred tax assets:
      Accounts receivable                        $   101       $    143
      Inventories                                    217            311
      Accrued expenses                               570            766
      Deferred compensation                           69             95
      Postretirement benefits                        222            290
      Tax credit carryforwards                     3,019          2,938
      State net operating loss carryforwards         315            362
      State credit carryforwards                   1,460          2,099
      Valuation allowance                         (1,835)        (2,692)
                                                 -------       --------

                                                   4,138          4,312
    Deferred tax liabilities:
      Fixed assets                                (4,818)        (4,792)
                                                 -------       --------

         Net liability                           $  (680)      $   (480)
                                                 =======       ========

For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $1,179,000 and $1,840,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $11,735,000 and $1,460,000, respectively. Certain carryforwards expire at various times over the next 15 years. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance decreased $857,000 due primarily to the expiration of $790,000 of state tax credits in 1999. The remaining decrease of $67,000 is based on management's reevaluation of the likelihood of realization.

NOTE H - EMPLOYEE BENEFITS

The Company has profit sharing plans covering substantially all employees. Contribution expenses associated with these plans were $522,000, $496,000 and $587,000 in 1999, 1998 and 1997, respectively.

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows (in thousands):

                                                    1999     1998     1997
                                                  ------   ------   ------
          Interest                                $1,080   $1,235   $1,345
          Income taxes                               438       57        5

Noncash investing and financing activity:

At December 31, 1999, 1998 and 1997, accounts payable included $97,000, $22,000 and $134,000 respectively, for property and equipment additions.


NOTE J - OPERATING SEGMENTS

The Company adopted SFAS 131 in 1998. 1997 information has been restated to present segment information for the Company's two business segments, paper products and printing and converting services. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment, as well as films and non-woven materials from other customers.

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

The following provides information on the Company's segments (in thousands):

                                       Paper Products            Printing and Converting                Total
                                       --------------            -----------------------                -----
                                 1999       1998      1997      1999      1998       1997      1999      1998      1997
                                 ----       ----      ----      ----      ----       ----      ----      ----      ----
Revenues from
external customers            $58,379    $60,648   $66,222   $ 8,645   $ 5,079   $ 4,205   $67,024   $65,727   $70,427

Intersegment revenues           2,858        588        38     1,506     1,630       972     4,364     2,218     1,010

Depreciation                    2,634      2,560     2,617       219       192       173     2,853     2,752     2,790

Restructuring provision             -          -       850         -         -         -         -         -       850

Pulp mill asset
impairment charge                   -          -       783         -         -         -         -         -       783

Interest and dividend income       69        214       218        16        23        18        85       237       236

Interest expense                  997      1,097     1,250        67        99       104     1,064     1,196     1,354

Executive termination  costs        -        286         -         -         -         -         -       286         -

Gain from life
insurance proceeds                391          -         -         -         -         -       391         -         -

Gain (loss) from disposal of
long-lived assets                   -        632       (14)        -         -         -         -       632       (14)

Income tax (benefit)
provision                         (69)       862    (1,325)      348        35       172       279       897    (1,153)

Segment income (loss)             448      1,490    (2,771)      689       254       329     1,137     1,744    (2,442)

Segment assets                 44,188     43,605    44,382     5,857     5,397     5,222    50,045    49,002    49,604

Expenditures for
long-lived assets               2,490      2,498     3,502       325       506     1,184     2,815     3,004     4,686

The following is a reconciliation of segment information to consolidated information (in thousands):

                                                   1999       1998      1997
                                                   ----       ----      ----
    Revenues:

       Total revenues for reportable segments    $71,388    $67,945   $71,437
       Elimination of intersegment revenues       (4,364)    (2,218)   (1,010)
                                                --------    -------   -------
          Total consolidated revenues            $67,024    $65,727   $70,427
                                                 =======    =======   =======
    Assets:

       Total assets for reportable segments      $50,045    $49,002   $49,604
       Elimination of intersegment receivables    (2,401)      (253)     (498)
       Elimination of intersegment investment       (750)      (750)     (750)
                                                --------   --------   -------

          Total consolidated assets              $46,894    $47,999   $48,356
                                                 =======    =======    ======

Total  segment  income  and  other   significant  items  are  the  same  as  the
consolidated information.

All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico are immaterial to total revenues.


NOTE K - DIRECTOR STOCK GRANT PLANS

In 1999 and 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 50,000 shares of Common Stock was reserved for issuance under the 1999 and 1997 Plans. Each Director of the Company is to receive a grant of Common Stock in partial payment of his or her retainer fee. During 1999, 1998 and 1997, 13,446, 8,867 and 7,345 shares, respectively, were issued from treasury stock, at a value of $90,000, $69,000 and $60,000, respectively.

NOTE L - STOCK OPTION PLAN

On May 11, 1999, the Company established an incentive stock option plan (Plan) as a mechanism to attract and retain its officers and key employees by providing additional performance incentives and the opportunity to share ownership in the Company. The Plan allows the Company to grant options for 130,000 common shares. Options awarded under the Plan vest over a three or five year period and expire in five to nine years.

In 1999, the Company granted 115,000 options at an average exercise price of $8.42 per common share. At the date of grant, the market value of the stock was less than the exercise price of the options. As the plan is accounted for under APB Opinion 25, no compensation cost has been recognized for the plan. As of December 31, 1999, 64,000 options are vested.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS 123, the Company's net income and net earnings per share for 1999 would have been $774,000 and $0.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 58 percent, risk-free interest rates ranging from 5.5 percent to 5.8 percent, and expected lives of 4 to 8 years.


NOTE M - RESTRUCTURING PROVISIONS

In December 1997, the Company recorded a charge of $850,000 in connection with a plan to discontinue manufacturing certain products and eliminate certain converting operations. The charge includes employee termination benefits ($297,000), write down of equipment ($313,000), write down of inventory ($152,000), and a provision for other miscellaneous costs ($88,000).

NOTE N - COMMITMENTS AND CONTINGENCIES

Rental Agreements
-----------------

The Company leases certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $516,000, $222,200 and $123,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum rental payments are as follows (in thousands):

                    Year ended December 31,
                    ----------------------
                               2000                       $   552
                               2001                           513
                               2002                           475
                               2003                           471
                               2004                           381
                               2005 and thereafter            549
                                                           ------
                                                           $2,941
                                                           ======

Environmental Matters
---------------------

In May 1999, the Company entered into an agreement with the WDNR related to the closure of a solid waste landfill. All costs associated with the initial closure of this landfill have been completed as of December 31, 1999. As part of the closure agreement, the Company is required to provide proof of responsibility for any future remediation efforts if environmental problems are detected at this site. This amount increases over a five-year period from $53,000 as of July 31, 1999 to $297,000 as of July 31, 2003. The Company has met this requirement as of December 31, 1999 by having an irrevocable letter of credit granted to the benefit of WDNR in the amount of $53,000.

PART III

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

No such disagreements have occurred.

Item 10.  Directors and executive officers of the registrant

(a)  Directors of the registrant

The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

(b)  Executive officers of registrant

                                                                   Period Served
     Name           Age             Office                        In This Office
     ----           ---             ------                        --------------

Michael J. Bekes    42  Vice President/COO of the Company            4 years
                        Vice President/COO, Fletcher Paper Co.       1-1/2 years
                        Mill Manager, Fletcher Paper Co.               1/2 year
                        Manager of Operations, Fletcher Paper Co.    5-1/2 years

Thomas W. Cosgrove  59  President and CEO of the Company             1-3/4 year
                        General Manager, Kimberly Clark
                         Corporation (Scott Paper Co.),
                           Marinette Division                        8 years

Thomas J. Kuber     59  Chairman of the Board of the Company         2-1/2 years
                        President, K&K Warehousing                   27 years
                        Chief Executive Officer, Great Lakes Pulp
                          & Fibre, Inc.                              4 years

Clifton A. Martin   48  Vice President, Badger Paper Flexible Pkg.   3-3/4 years
                        General Manager, Badger Paper Flexible
                          Packaging                                  3-3/4 years
                        Sales Representative of the Company          6-1/2 years

Mark C. Neumann     40  Vice President/Sales of the Company          4-3/4 years
                        Director of Marketing of the Company         2-3/4 years
                        Sales Representative of the Company          7-1/2 years

George J. Zimmerman 53  Treasurer of the Company                     1-3/4 year
                        Controller of the Company                    3 years
                        Division Accounting Manager, Pope & Talbot   7 years


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

ITEM 11.  Executive compensation

The information required by this item is incorporated by reference from the information included under the captions "Executive Compensation", "Report of Compensation Committee on Annual Executive Management Compensation" and
"Compensation Committee Interlocks and Insider Participation" set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

Item 12.  Security ownership of certain beneficial owners and management

(a)  Security ownership of certain beneficial owners

The information required by this item is incorporated by reference from the information included under the caption "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

(b)  Security ownership of management

The information required by this item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management," and "Election of Directors", set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

Item 13.  Certain relationships and related transactions

The information required by this item is incorporated by reference from the information included under the caption, "Certain Transactions," set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.


PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  (1) List of financial statements:

The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountant, included in this report:

                                                                           Pages
                                                                           -----
 Reports of Independent Accountant
   Consolidated balance sheets, December 31, 1999 and 1998....................14
   Consolidated statements of operations for the years ended
          December 31, 1999, 1998 and 1997....................................15
   Consolidated statements of changes in shareholders' equity for the years ended December 31, 1999, 1998 and 1997....................16
   Consolidated statements of cash flows for the years ended
     December 31, 1999 1998 and 1997..........................................17
   Notes to financial statements..............................................18

(a)(2) List of financial schedules:

The following is a listing of data submitted herewith:

   Reports of independent accountant on financial statement schedule
   Schedule for the years ended December 31, 1999 1998 and 1997
     II Valuation and qualifying accounts and reserves........................33

Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a)(3)  Exhibits

Number   Registration
------   ------------

(3)      (i)Restated  Articles of  Incorporation,  as amended  (Incorporated  by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         (ii) By-laws as amended through August 12, 1999.

(4)      (i) U.S.  $12,000,000  Credit  Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc. (formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

        (ii)Paper Mills, Inc., Badger Paper Mills Flexible Packaging Division, Inc., the Lenders, and Harris Trust and Savings Bank, as Agent (Incorporated by reference to Exhibit 4(ii) to the Company's Quarterly Report on Form First Agreement to Amended and Restated Credit Agreement dated as of August 31, 1999 by and among Badger 10-Q for the quarter ended September 30, 1999).

        (iii) Second Amendment to Amended and Restated Credit Agreement dated as of March 9, 2000, by and between Badger Paper Mills, Inc.
            (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent.

(10) Material Contracts:**

        (i) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

        (ii)Executive Employment Agreement dated March 1, 1995, between the Company and Claude L. Van Hefty (Incorporated by reference to
            Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

        (iii) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

        (iv)Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

        (v) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        (vi)Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        (vii)Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

        (vii) Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

        (viii) Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

(23)   Consent of Independent Public Accountants

(27)   Financial Data Schedule (EDGAR version only)

(99) Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).


**Each  of  the  "material  contracts"  represents  a  management   compensatory
agreement or arrangement.

(b)  Reports on Form 8-K:

    (i) No reports on Form 8-K were filed during the fourth quarter of 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 21, 2000

                                        BADGER PAPER MILLS, INC.


                                        /s/  Thomas W. Cosgrove
                                             By:  Thomas W. Cosgrove
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)


                                        /s/  George J. Zimmerman
                                             By:  George J. Zimmerman
                                             Treasurer
                                             (Principal Executive Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/   L. Harvey Buek, Director               March 21, 2000
L. Harvey Buek


/s/   Mark D. Burish, Director               March 21, 2000
Mark D. Burish


/s/   Thomas W. Cosgrove, Director           March 21, 2000
Thomas W. Cosgrove


/s/   James L. Kemerling, Director           March 21, 2000
James L. Kemerling


/s/   Thomas J. Kuber, Director              March 21, 2000
Thomas J. Kuber


/s/   John R. Peterson, Director             March 21, 2000
John R. Peterson

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Shareholders and
  Board of Directors
Badger Paper Mills, Inc.
  and Subsidiary
Peshtigo, Wisconsin


Our report on the 1999, 1998 and 1997 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 14 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 29 of this Form 10-K.

In our opinion, the 1999, 1998 and 1997 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Grant Thornton LLP

Appleton, Wisconsin
February 1, 2000
(Except for Note F, as to
which the date is March 9, 2000)

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1999, 1998 and 1997 (in thousands)

               Column A                     Column B      Column C      Column D      Column E
               --------                     --------      --------      --------      --------
                                                         Additions
                                           Balance at    charged to                    Balance
                                           beginning     costs and       Deduc-       at end of
               Description                  of year      expenses        tions          year
               -----------                  -------      --------        -----          ----
Deducted in the balance sheet from
  the assets to which they apply:

Allowance for discounts,
  doubtful accounts and claims/allowances:
Year ended December 31, 1999:
  Doubtful accounts and
   claims/allowances                             $213        $ 574          $534 (A)      $253
  Discounts                                        31          679           667 (B)        43
                                                 ----         ----          ----          ----
                                                 $244       $1,253        $1,201          $296
                                                 ====       ======        ======          ====
Year ended December 31, 1998:
  Doubtful accounts and
     claims/allowances                           $283         $780          $850 (A)      $213
  Discounts                                        35          661           665 (B)        31
                                                 ----         ----         -----          ----
                                                 $318       $1,441        $1,515          $244
                                                 ====       ======        ======          ====
Year ended December 31, 1997:
  Doubtful accounts and
     claims/allowances                           $127         $791          $635 (A)      $283
  Discounts                                        38          814           817 (B)        35
                                                 ----          ---          ----          ----
                                                 $165       $1,605        $1,452          $318
                                                 ====       ======        ======          ====


(A)  Write-off of uncollectable accounts and claims for products

(B)  Discounts taken and allowed

Column C(2) has been omitted as the answer would be "None."

Shareholders' information

Market makers:                                 Stock transfer agent:
Robert W. Baird & Co., Inc. (BARD)             Harris Trust & Savings Bank
Herzog, Heine, Geduld, Inc. (HRZG)             111 West Monroe Street
Spear, Leeds & Kellogg (SLKC)                  Chicago, Illinois 60690


Stock price and dividend information:

The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported on the Nasdaq National Market System.

Quarterly Price Ranges of Stock:

                                           1999                  1998
                                           ----                  ----
                Quarter               High       Low        High      Low
                -------               ----       ---        ----      ---
                First                $9.000    $6.500     $8.875     $6.750
                Second               $7.500    $6.375    $10.750     $6.875
                Third                $8.625    $6.750     $9.750     $7.250
                Fourth               $6.938    $4.000     $8.500     $6.500

Quarterly Dividends Per Share:

Dividend rates are established by the Board of Directors. During the first quarter 1997, the Board suspended payment of quarterly dividends. The Company's line of credit maintains certain covenants which limit the Company's ability to pay dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."


Annual meeting of shareholders:

The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 9, 2000, at 10:00 a.m.

                             DIRECTORS AND OFFICERS

Board of Directors:                   Corporate Officers:

Thomas J. Kuber - Chairman            Thomas J. Kuber
     President                             Chairman of the Board
     K&K Warehousing
                                      Thomas W. Cosgrove
L. Harvey Buek                             President and CEO
     LHB - O & M Consulting
                                      Michael J. Bekes
Mark D. Burish                             Vice President and COO
     President
     Hurley, Burish & Milliken, SC    Clifton A. Martin
                                           Vice President
Thomas W. Cosgrove                         Badger Paper Flexible Packaging Div.
     President and CEO
     Badger Paper Mills, Inc.         Mark C. Neumann
                                           Vice President/Sales
James L. Kemerling
     Consultant                       George J. Zimmerman
                                           Treasurer
John R. Peterson
     Managing Director                Mark D. Burish
     Tucker Anthony Inc.                   Secretary

                                      Susan A. Rudolph
                                           Assistant Secretary

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Numbers    Description
-------    -----------
(3)       (i)  Restated Articles of Incorporation,  as amended  (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          (ii) By-laws as amended through August 12, 1999.

(4)       (i)  U. S. $12,000,000 Credit Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc. (formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         (ii) First Agreement to Amended and Restated Credit Agreement dated as of August 31, 1999 by and among Badger Paper Mills, Inc., Badger Paper Mills Flexible Packaging Division, Inc., the Lenders, and
              Harris  Trust  and  Savings  Bank,  as  Agent   (Incorporated  by
              reference to Exhibit 4(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         (iii) Second Amendment to Amended and Restated Credit Agreement dated as of March 9, 2000, by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent.

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

          (v) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

          (vi) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

          (vii)Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

          (viii)Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

          (ix) Badger  Paper  Mills,   Inc.  1999  Directors  Stock  Grant  Plan
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)


(23)  Consent of Independent Public Accountants

(27)  Financial Data Schedule (EDGAR version only)

(99) Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each  of  the  "material  contracts"  represents  a  management   compensatory
agreement or arrangement.