Form 10-Q
period 2000-03-31
BADGER PAPER MILLS INC
filed 2000-05-15
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,978,374 as of March 31, 2000.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Interim Statements of Income
           Three Months Ended March 31, 2000 and 1999...................    3

           Condensed Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999.........................    4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999...................    5

           Notes to Consolidated Financial Statements...................  6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  8-9

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk..................................................   10


                           PART II. OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K.............................   10


                                   SIGNATURES

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (UNAUDITED)


--------------------------------------------------------------------------------
(Dollars in thousands,
except per share data)
                                               For Three Months Ended March 31
                                             -----------------------------------
                                                   2000               1999
                                             ---------------     --------------

Net Sales                                       $   18,384         $   15,326
Cost of Sales                                       16,730             13,425
                                              -------------    ---------------
Gross Margin                                         1,654              1,901

Selling and Administrative Expenses                  1,285              1,128
                                              -------------    ---------------
                                                       369
Operating Income                                                          773

Interest Expense                                      (281)              (272)
Interest Income                                         11                 36
Other Income                                            36                 30
                                              -------------    ---------------
Income Before Income Taxes                             135                567


Income Tax Expense                                      46                193
                                              -------------    ---------------
Net Income                                        $     89          $     374
                                              -------------    ---------------


Net Earnings Per Share - Basic                   $    0.04          $    0.19
Net Earnings Per Share - Diluted                 $    0.04          $    0.19

Average Shares Outstanding - Basic               1,975,570          1,961,736
Average Shares Outstanding - Diluted             1,975,570          1,961,736

Cash Dividends                                     $     -            $     -
Dividends Per Share                                $     -            $     -



See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
(Dollars in thousands)
                                                   March 31,        December 31,
                                                     2000              1999
                                                 ---------------   -------------
ASSETS:
Current Assets:
 Cash & Cash Equivalents                              $    676         $    669
 Certificates of Deposit                                   400              500
 Marketable Securities                                     128              137
 Accounts Receivable, Net                                7,651            6,080
 Deferred Income Taxes                                   1,160            1,160
 Inventories                                             8,611            7,819
 Refundable Income Taxes                                   520              220
 Other Current Assets                                      664              606
                                                ---------------    -------------
Total Current Assets                                    19,810           17,191

Property, Plant, Equipment &
 Timberlands                                            68,216           67,856
Less: Allowance for Depreciation &
 Depletion                                             (41,351)         (40,616)
                                                ---------------    -------------
Total Property, Plant, Equipment &
 Timberlands, Net                                       26,865           27,240

Trade Credits                                              547              609
Other Assets                                             1,731            1,854
                                                ---------------    -------------
TOTAL ASSETS                                        $   48,953        $  46,894
                                                ---------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
 Current Portion of Long-Term Debt                   $   1,044        $   1,060
 Accounts Payable                                        6,153            4,746
 Accrued Liabilities                                     2,730            3,126
  ncome Taxes Payable
 I                                                         346                -
                                                ---------------    -------------
Total Current Liabilities                               10,273            8,932

Deferred Income Taxes                                    1,840            1,840
Long-Term Debt                                          16,365           15,705
Other Liabilities                                          880              933
                                                ---------------    -------------
TOTAL LIABILITIES                                       29,358           27,410
                                                ---------------    -------------

Stockholders' Equity:
Common Stock, No Par Value                               2,700            2,700
 4,000,000 Shares Authorized
 2,160,000 Shares Issued
Additional Paid-in Capital                                 196              201
Retained Earnings                                       18,521           18,432
Less Treasury Shares at Cost:                          (1,822)          (1,849)
  181,626 Shares at 3/31/00 and
  185,832 Shares at 12/31/99
                                                ---------------    -------------
TOTAL STOCKHOLDERS' EQUITY                              19,595           19,484
                                                ---------------    -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $   48,953        $  46,894
                                                ---------------    -------------

 See Notes to Consolidated Financial Statements.
                                                                               4

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
(Dollars in thousands)
                                                            For Three Months
                                                             Ended March 31
                                                          ----------------------
                                                             2000        1999
                                                           --------    --------
Cash Flows from Operating Activities:
  Net Income                                               $    89    $   374
  Adjustments to Reconcile to Net Cash
    Provided by (Used in) Operating Activities:
   Depreciation                                                770        713
   Director's Fees Paid in Stock                                22         24
   Deferred Income Taxes                                      --           (1)

  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable, Net          (1,571)    (1,463)
   (Increase) Decrease in Inventories                         (792)    (1,168)
   Increase (Decrease) in Accounts Payable                   1,407      1,336
   Increase (Decrease) in Accrued Liabilities                 (396)      (326)
   Income Taxes Refundable (Payable)                            46        (26)
   (Increase) Decrease in Other                                 74       (155)
                                                           -------    -------
   Net Cash Provided by (Used in) Operating Activities        (351)      (692)
                                                           -------    -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment, Net            (395)      (426)
   Net Acquisition of Certificates of Deposit                  100       --
   Purchase of Marketable Securities                          --         --
   Proceeds from Sales of Marketable Securities                  9      1,212
                                                           -------    -------
   Net Cash (Used in) Provided by Investing Activities        (286)       786
                                                           -------    -------

Cash Flows from Financing Activities:
   Increase to (Payments on) Long-Term Debt                   (256)    (1,800)
   Increase to (Decrease in) Revolving Credit Borrowings       900        600
                                                           -------    -------
   Net Cash (Used in) Provided by Financing Activities         644     (1,200)
                                                           -------    -------


Net (Decrease) Increase in Cash and Cash Equivalents             7     (1,106)

Cash and Cash Equivalents:
   Beginning of Period                                         669      2,229
                                                           -------    -------
   End of Period                                               676      1,123
                                                           -------    -------


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

        The accompanying condensed financial statements, in the opinion of management, include all adjustments which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Form 10-K for the year ended December 31, 1999, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

        The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month periods ended March 31, 2000 and 1999.

Note 3.  Earnings per Share

        Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the incentive stock options plan approved at the annual meeting on May 12, 1999. The stock options became outstanding in the second quarter of 1999 and had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

        Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25), and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended March 31, 2000.

Note 5.  Inventories

        The major components of inventories were as follows:


       -------------------------------------------------------------------------
       (In thousands of dollars)               March 31,          December 31,
                                               2000               1999
                                               --------------     --------------

       Raw Materials                                 $ 3,217            $ 2,551
       Finished Goods and Work in Process              9,589              9,339
                                               --------------     --------------
                                                    $ 12,806           $ 11,890
       Less: LIFO Reserve                             (4,195)            (4,071)
                                               ==============     ==============
            Total Inventories                        $ 8,611            $ 7,819
                                               ==============     ==============

Note 6.  Operating Segments

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

-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                   PAPER PRODUCTS            PRINTING & CONVERTING                 TOTAL
                              --------------------------  -----------------------------  ------------------------
                                  For Three Months           For Three Months                For Three Months
                                   Ended March 31             Ended March 31                  Ended March 31
                              --------------------------  -----------------------------  ------------------------
                                 2000          1999            2000           1999          2000         1999
                              ------------ -------------  ---------------  ------------  -----------  -----------

Net sales                        $ 15,811      $ 13,578          $ 2,573       $ 1,748     $ 18,384     $ 15,326
Intersegmental revenues               900           738              308           569        1,208        1,307
Segment income before tax            (411)          387              546           180          135          567
Segment assets                     44,307        44,180            6,101         5,649       50,408       48,773

--------------------------------------------------------------------------------
The following is a reconciliation of segment information to consolidated information:

                                               ------------------------------
                                                    For Three Months
                                                      Ended March 31
                                                   2000            1999
                                               -------------  ---------------
Revenues:
     Total net sales for segment                   $ 19,592         $ 16,633
     Elimination of intersegment revenues            (1,208)          (1,307)
                                               -------------  ---------------
     Total consolidated revenues                   $ 18,384         $ 15,326
                                               =============  ===============

Assets:
     Total assets for reporting segments           $ 50,408         $ 48,773
     Elimination of intersegmental revenues            (705)          (1,129)
     Elimination of intersegmental investments         (750)            (750)
                                               -------------  ---------------
     Total consolidated assets                     $ 48,953         $ 46,894
                                               =============  ===============


Total segment income, assets and other significant items are the same as the consolidated information. All operations of the Company are located in the United States. Revenues from foreign countries are are immaterial to total revenues.

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


                              Results of Operations

Net Sales
Net sales for the first quarter ended March 31, 2000 were $18,384,000, up 20% from the net sales for the same three-month period ended in 1999. Shipping volumes in the first quarter of 2000 increased 15% from 1999 despite weak market conditions in the industry, especially the commodity markets. The average selling price for the first quarter increased slightly at 0.9%.

Net sales for the paper products segment were $15,811,000 for the three months ended March 31, 2000, which is a $2,233,000 or 16% increase from the same period in 1999. Shipping volumes for the first quarter increased

15%, over the comparative period in 1999, while the average selling price remained flat from last year. Market pressures prevented the company from increasing selling prices to recover costs associated with increased pulp prices. The net sales of the paper products segment represent 86% of the consolidated net sales.

Net sales for the printing and converting segment were $2,573,000 for the three months ended March 31, 2000, which is a $825,000 or 47% improvement over the same period in 1999. The net sales of the printing and converting segment represent 14% of the consolidated net sales.

Gross Profit
Gross profit for the first quarter ended March 31, 2000 was $1,654,000 or 9% of net sales, compared to gross profit for the same period in 1999 of $1,901,000 or 12% of consolidated net sales.

Gross profit for the paper products segment was $1,000,000 for the three months ended March 31, 2000, a $601,000 decrease over the same period in 1999. The decrease in gross profit in the first quarter can be attributed to the escalating pulp and natural gas prices.

Pulp prices have increased more rapidly than market prices of our paper products. Pulp prices increased 12% in the first quarter of 2000 and 50% in the last twelve months. We continue our efforts to increase selling prices as the market permits. Natural gas prices have increased 17% since March 1999 and 32% since year-end 1999.

The printing and converting segment's gross profit was $653,000 for the three months ended March 31, 2000, a $353,000 or 117% improvement over the same period in 1999. The dramatic increase in gross profit is attributed to increased tissue wrap business and more efficient operations due to longer production runs.

Selling and Administration
Selling and administration expenses were $1,285,000 for the first three months of 2000 compared to $1,128,000 for the same period of 1999. A majority of the increased expenses for the paper products segment was salaries and fringe benefits associated with the reorganization of staffing from manufacturing to provide for a product development function within the sales department and an human resource function within the administration department. An addition to the outside sales staff in June 1999 also increased salaries and fringe benefits.

The printing and converting segments administration expenses for the first quarter 2000 were at the same level as the equivalent quarter in 1999.

Other Income and Expense
Other expense for the three-month period ended March 31, 2000 was $234,000 compared to $206,000 for the same period last year. A majority of the expense is interest on long-term debt.


Net Income
Net earnings for the three months ended March 31, 2000 was a profit of $89,000, which is a $285,000 decrease from the $374,000 profit for the same period in 1999. The net loss of the paper products segment was $271,000 for the three months ended March 31, 2000 compared to $255,000 net income for the same period in 1999. The net income of the printing and converting segment was $360,000 for the three months ended March 31, 1999, compared to $119,000 net income for the same period in 1999

                         Capital Resources and Liquidity
As of March 31, 2000, the Company's capital resources for funding ongoing operations included $1,204,000 of cash and marketable securities and its $12,000,000 revolving credit facility. Borrowing under this facility totaled $11,500,000 as of March 31, 2000. Pursuant to the terms of the revolving credit facility the Company is making quarterly payments of $140,000 and will make an annual payment of $400,000 on July 1, 2000 on its Industrial Development Revenue Bonds.

In February 2000, the City of Peshtigo agreed to refinance a $1,500,000 Urban Development Action Grant ("UDAG"), which was scheduled to mature in April 2000. The terms of the refinancing provide for a ten-year amortization schedule with an interest rate at 5 percent.

Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs, as well as fund the Company's planned capital expenditures.

                              Capital Expenditures
Capital expenditures during the first three months of 2000 were $395,000, compared to $426,000 for the same period in 1999. Major projects for 2000 for the paper products segment include the speed-up of the Yankee paper machine, a hole detector on the Fourdrinier paper machine, a precision folio size sheeter and drive replacements on the Fourdrinier paper machine. Major projects at the printing and converting segment are a slitter/rewinder and press department improvements.

                                   Cash Flows
Cash used in operations was $351,000 for the three months ended March 31, 2000, which compares to $692,000 for the same period in 1999. The material drivers for the change in cash used in operations were reduced net earnings in the first quarter 2000, slower growth in inventories in the first quarter 2000 and a reduction in post retirement liabilities in the first quarter 1999. Additionally, rapidly escalating pulp prices have increased accounts payables over last year's levels.

Net cash used in investing activities was $286,000 for the three-month period ended March 31, 2000 compared to $786,000 net cash provided by investing activities in 1999. A majority of the funds provided by investing activities in 1999 was from the proceeds of the sale of marketable securities used to make payments on the Company's Industrial Development Revenue Bonds.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Interest rates are disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 1999, have not materially changed.

Although a majority of the Company's debt is at variable interest rates, management believes the Company's exposure to interest rate fluctuations is immaterial to its consolidated financial statements.

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

                                                  BADGER PAPER MILLS, INC.



DATE:  May 15, 2000                               By:  /s/ Thomas W. Cosgrove
                                                              Thomas W. Cosgrove
                                                                 President & CEO
                                                       (Chief Executive Officer)



DATE:  May 15, 2000                               By:  /s/ George J. Zimmerman
                                                             George J. Zimmerman
                                                                       Treasurer
                                                   (Principal Financial Officer)