Form 10-Q
period 2000-06-30
BADGER PAPER MILLS INC
filed 2000-08-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,978,374 as of August 2, 2000.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                                      INDEX

                                                                       Page No.

                          PART I. FINANCIAL INFORMATION

    Item I.  Financial Statements

             Condensed Consolidated Interim Statement of Income
             Three Months and Six Months Ended June 30, 2000 and 1999       3

             Condensed Consolidated Balance Sheet
             June 30, 2000 and December 31, 1999                            4

             Condensed Consolidated Statement of Cash Flow
             Six Months Ended June 30, 2000 and 1999                        5

             Notes to Consolidated Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    11


                           PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders           11

    Item 6.  Exhibits and Reports on Form 8K                               12



                                   SIGNATURES

                                                       BADGER PAPER MILLS, INC. AND SUBSIDIARY
                                                CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                                                    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
                                                       For Three Months                               For Six Months
                                                        Ended June 30                                 Ended June 30
                                                        -------------                                 -------------
                                                  2000                  1999                    2000                  1999
                                           -------------------   -------------------     -------------------   -------------------

Net Sales                                             $19,794               $16,668                 $38,178               $31,994
Cost of Sales                                          19,235                14,557                  35,965                27,982
                                           -------------------   -------------------     -------------------   -------------------
Gross Margin                                              559                 2,111                   2,213                 4,012

Selling and Administrative Expenses                     1,299                 1,363                   2,584                 2,491
                                           -------------------   -------------------     -------------------   -------------------
Operating Income                                        (740)                   748                   (371)                 1,521

Interest Expense                                        (310)                 (264)                   (591)                 (536)
Interest Income                                            16                    21                      27                    57
Non Recurring Life Insurance Proceeds                       0                   391                       0                   391
Other Income                                               36                    50                      72                    80
                                           -------------------   -------------------     -------------------   -------------------
Income Before Income Taxes                              (998)                   946                   (863)                 1,513

Income Tax Expense                                      (340)                   321                   (294)                   514
                                           -------------------   -------------------     -------------------   -------------------
Net Income                                             $(658)                  $625                  $(569)                  $999
                                           -------------------   -------------------     -------------------   -------------------


Net Earnings Per Share - Basic                        $(0.33)                 $0.32                 $(0.29)                 $0.51
Net Earnings Per Share - Diluted                      $(0.33)                 $0.32                 $(0.29)                 $0.51

Average Shares Outstanding - Basic                  1,980,140             1,964,852               1,977,328             1,962,927
Average Shares Outstanding - Diluted                1,980,140             1,964,852               1,977,328             1,962,927

Cash Dividends                                             $-                    $-                      $-                    $-
Dividends Per Share                                        $-                    $-                      $-                    $-



See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   June 30         December 31,
(Dollars in thousands)                               2000              1999
                                                ---------------   --------------
ASSETS:
Current Assets:
    Cash & Cash Equivalents                            $1,137              $669
    Certificates of Deposit                               100               500
    Marketable Securities                                 119               137
    Accounts Receivable, Net                            8,397             6,080
    Deferred Income Taxes                               1,160             1,160
    Inventories                                         6,966             7,819
    Refundable Income Taxes                               410               220
    Other Current Assets                                  652               606
                                                -------------     -------------
Total Current Assets                                   18,941            17,191

Property, Plant, Equipment &
    Timberlands                                        69,042            67,856
Less: Allowance for Depreciation &
    Depletion                                         (42,081)          (40,616)
                                                -------------     -------------
Total Property, Plant, Equipment &
    Timberlands, Net                                   26,961            27,240

Trade Credits                                             498               609
Other Assets                                            1,697             1,854
                                                -------------     -------------
TOTAL ASSETS                                          $48,097           $46,894


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current Portion of Long-Term Debt                    $979            $1,060
    Accounts Payable                                    6,663             4,746
    Accrued Liabilities                                 2,748             3,126
    Income Taxes Payable                                    7                 -
                                                -------------     -------------
Total Current Liabilities                              10,397             8,932

Deferred Income Taxes                                   1,840             1,840
Long-Term Debt                                         16,281            15,705
Other Liabilities                                         619               933
                                                -------------     -------------
TOTAL LIABILITIES                                      29,137            27,410

Stockholders' Equity:
Common Stock, No Par Value                              2,700             2,700
    4,000,000 Shares Authorized
    2,160,000 Shares Issued
Additional Paid-in Capital                                183               201
Retained Earnings                                      17,863            18,432
Less Treasury Shares at Cost:                          (1,786)           (1,849)
181,626 Shares at 6/30/00 and 185,832
Shares at 12/31/99                                          -                 -
                                                -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                             18,960            19,484
                                                -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $48,097           $46,894


     See Notes to Consolidated Financial Statements

                          BADGER PAPER MILLS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
(Dollars in thousands)
                                                          For Six Months Ended June 30
                                                                2000        1999
                                                            ------------  ----------
Cash Flows from Operating Activities:
   Net Income                                                  $  (569)     $   999
   Adjustments to Reconcile to Net Cash
     Provided By (Used in) Operating Activities:
     Depreciation                                                1,502        1,425
     Director's Fees Paid in Stock                                  45           46
     Deferred Income Taxes                                        --             (1)

   Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts
        Receivable, Net                                         (2,317)        (738)
     (Increase) Decrease in Inventories                            853       (2,042)
     Increase (Decrease) in Accounts Payable                     1,917        1,209
     Increase (Decrease) in Accrued Liabilities                   (378)         (40)
     Income Taxes Refundable (Payable)                            (183)         (75)
     (Increase) Decrease in Other                                  (92)        (229)
                                                               -------      -------
     Net Cash Provided by (Used in) Operating Activities           778          554
                                                               -------      -------

Cash Flows From Investing Activities:
     Additions to Property, Plant and Equipment, Net            (1,223)        (896)
     Net Acquisition of Certificates of Deposit                    400          496
     Proceeds from Life Insurance Benefits                        --            391
     Proceeds from Sales of Marketable Securities                   18        1,213
                                                               -------      -------
     Net Cash (Used in) Provided by Investing Activities          (805)       1,204
                                                               -------      -------

Cash Flows from Financing Activities:
     Increase to (Payments on) Long-Term Debt                     (305)      (1,955)
     Increase to (Decrease in) Revolving Credit Borrowings         800         (100)
                                                               -------      -------
     Net Cash (Used in) Provided by Financing Activities           495       (2,055)
                                                               -------      -------

Net (Decrease) Increase in Cash and Cash Equivalents               468         (297)

Cash and Cash Equivalents:
     Beginning of Period                                           669        2,229
                                                               -------      -------
     End of Period                                             $ 1,137      $ 1,932



   See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The accompanying condensed financial statements, in the opinion of management, include all adjustments which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

         The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and six months periods ended June 30, 2000 and 1999.

Note 3.  Earnings per Share

         Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equal net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the stock option plan approved by shareholders at the May 11, 1999 annual meeting of shareholders. The stock options deemed outstanding beginning in the second quarter of 1999 had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

         Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its stock option plan. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended June 30, 2000.

Note 5.  Inventories

         The major components of inventories were as follows:

         (In thousands of dollars)      June 30, 2000          December 31, 1999
         -------------------------      -------------          -----------------
Raw Materials                                   $2,453                   $2,551
Finished Goods and Work in Process               8,708                    9,339
                                       ---------------       ------------------
                                                11,161                   11,890
Less:  LIFO Reserve                             (4,195)                  (4,071)
                                       ---------------       ------------------
     Total Inventories                          $6,966                   $7,819
                                       ===============       ==================

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

The following provides information on the Company's segments for the three months and six months ended June 30, 2000 and 1999.

(Dollars in thousands)
                                         PAPER PRODUCTS               PRINTING & CONVERTING                     TOTAL
                                  -----------------------------  --------------------------------   -----------------------------
                                         For Three Months                For Three Months                  For Three Months
                                          Ended June 30                   Ended June 30                     Ended June 30
                                  -----------------------------  --------------------------------   -----------------------------
                                      2000           1999             2000             1999             2000            1999
                                  -------------  --------------  ---------------   --------------   --------------  -------------
Net sales to
  external customers                  $ 17,286        $ 14,696          $ 2,508          $ 1,972         $ 19,794       $ 16,668
Intersegmental revenues                    571             660              299              375              870          1,035
Segment income before tax               (1,396)            789              398              157             (998)           946
Segment assets                          43,217          42,311            6,108            5,625           49,325         47,936


                                           PAPER PRODUCTS               PRINTING & CONVERTING                   TOTAL
                                  -----------------------------  --------------------------------   -----------------------------
                                           For Six Months                   For Six Months                    For Six Months
                                           Ended June 30                    Ended June 30                     Ended June 30
                                  -----------------------------  --------------------------------   -----------------------------
                                      2000           1999             2000             1999             2000            1999
                                  -------------  --------------  ---------------   --------------   --------------  -------------
Net sales to
  external customers                  $ 33,098        $ 28,274          $ 5,080          $ 3,720         $ 38,178       $ 31,994
Intersegmental revenues                  1,470           1,398              608              944            2,078          2,342
Segment income before tax               (1,807)          1,176              944              337             (863)         1,513
Segment assets                          43,217          42,311            6,108            5,625           49,325         47,936


----------------------------------------------------------------------------------------------------
    The following is a reconciliation of segment information to consolidated information:

                                                         For Three Months                  For Six Months
                                                          Ended June 30                    Ended June 30
                                                          -------------                     -------------
                                                     2000             1999             2000             1999
                                                 --------------  ---------------   --------------   --------------
Revenues:
     Total net sales for segment                      $ 20,664         $ 17,703         $ 40,256         $ 34,336
     Elimination of intersegment revenues                 (870)          (1,035)          (2,078)          (2,342)
                                                 --------------  ---------------   --------------   --------------
     Total consolidated revenues                      $ 19,794         $ 16,668         $ 38,178         $ 31,994
                                                 ==============  ===============   ==============   ==============

Assets:
     Total assets for reporting segments              $ 49,325         $ 47,936         $ 49,325         $ 47,936
     Elimination of intersegmental receivables            (478)            (292)            (478)            (292)
     Elimination of intersegmental investments            (750)            (750)            (750)            (750)
                                                 --------------  ---------------   --------------   --------------
     Total consolidated assets                        $ 48,097         $ 46,894         $ 48,097         $ 46,894
                                                 ==============  ===============   ==============   ==============


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


Results of Operations

Net Sales
Consolidated net sales for the second quarter ended June 30, 2000 were $19,794,000, up 19% from net sales of $16,668,000 for the same three-month period in 1999. Shipping volumes in the second quarter of 2000 increased 11% from 1999 despite weak market conditions in the industry, especially the commodity markets. The average selling price for the second quarter increased 4%.

Consolidated net sales for the six months ended June 30, 2000 were $38,178,000, an increase of $6,000,000 or 19% from net sales of $31,994,000 for the same six-month period in 1999. Shipping volumes in the first half of 2000 increased 13% from 1999 despite weak market conditions in the industry. The average selling price for the first quarter increased 3%.

Net sales for the paper products segment were $17,286,000 for the three months ended June 30, 2000, which was a $2,590,000 or 18% increase from the same period in 1999. Shipping volumes for the first quarter increased 11%, over the comparative period in 1999, while the average selling price increased 4% from the second quarter last year. The net sales of the paper products segment represented 87% of consolidated net sales during the quarter.

Net sales for the paper products segment were $33,098,000 for the six months ended June 30, 2000, which represents a 17% increase from the same period in 1999. Shipping volumes for the first six months increased 13% over the comparative period in 1999, while the average selling prices increased 3% from last year. The increase in the average selling prices was primarily the result of the continuing change in our product mix from lower margin commodity paper products to higher margin specialty paper products. Market pressures have generally prevented the Company from increasing selling prices to fully recover costs associated with increased pulp prices. The net sales of the paper products segment represented 87% of the consolidated net sales for the first six months of 2000.

Net sales for the printing and converting segment were $2,508,000 for the three months ended June 30, 2000, which was a $536,000 or 27% improvement over the same period in 1999. The net sales of the printing and converting segment represented 13% of the consolidated net sales during the quarter.

The printing and converting segments' net sales for the six months ended June 30, 2000 were $5,080,000, which was a $1,360,000 or 37% improvement over the same period in 1999. The net sales of the printing and converting segment represented 13% of the consolidated net sales for the first six months of 2000.

Gross Profit
Consolidated gross profit for the second quarter ended June 30, 2000 was $559,000 or 3% of net sales, compared to gross profit for the same period in 1999 of $2,111,000 or 13% of net sales.

The consolidated gross profit for the six months ended June 30, 2000 was $2,213,000 or 6% of net sales, compared to gross profit for the same period in 1999 of $4,012,000 or 13% of net sales.

Gross profit for the paper products segment was $41,000 for the three months ended June 30, 2000, a $1,778,000 decrease from the same period in 1999. The decrease in gross profit in the second quarter can be attributed to the continuing escalation of pulp prices, scheduled down time on the paper machines, reduced operating on the Fourdrinier paper machine and increased natural gas prices.

The gross profit for the six months ended June 30, 2000 for the paper products segment was $1,042,000, a decrease of $2,368,000 from the same period in 1999. The decrease in gross profit in the first six months of the year can be attributed to escalating pulp prices, reduced operating efficiencies on our paper machines and increased natural gas prices.

Pulp prices increased 9% in the second quarter of 2000 and 40% in the last twelve months, and are escalating more rapidly than the market prices of our paper products. We continue our efforts to increase selling prices as the market permits. The paper machines' operating efficiencies were impacted by a scheduled week of downtime in May 2000 for inventory control, higher than normal fiber losses and quality issues on the Fourdrinier paper machine. Natural gas prices have increased 119% since year-end 1999 with a dramatic 87% increase in June 2000.

The printing and converting segments' gross profit was $518,000 for the three months ended June 30, 2000, a $226,000 or 77% improvement over the same period in 1999. The printing and converting segments' gross profit for the six months ended June 30, 2000 was $1,171,000, a 98% improvement over the same period in 1999. The dramatic increase in gross profit is attributed to increased tissue wrap business and more efficient operations due to longer production runs.

Selling and Administration
Consolidated selling and administration expenses were $1,299,000 for the three month period ended June 30, 2000. This represents a decrease of $64,000 when compared to the same period of 1999. Selling and administration expenses for the six months ended June 30, 2000 were $2,584,000 or a $93,000 increase over the same period in 1999.

Selling and administration expenses for the paper products segment were $1,112,000 for the three month period ended June 30, 2000. This was a decrease of $88,000 when compared to the same period of 1999. Selling and administration expenses for the six months ended June 30, 2000 were $2,214,000 or a $41,000 increase over the same period in 1999.

The printing and converting segments' selling and administration expenses were $187,000 for the three month period ended June 30, 2000, an increase of $24,000 over the same period of 1999. Selling and administration expenses for the six months ended June 30, 2000 were $370,000 or a $53,000 increase over the same period in 1999.

Other Income and Expense
Other expense for the three-month period ended June 30, 2000 was $258,000 compared to $198,000 other income for the same period last year. Other expense for the six-month period ended June 30, 2000 was $492,000 compared to $8,000 for the same period last year. A majority of the other expense in 2000 is interest on long-term debt.

In the second quarter of 1999 Badger Paper received $622,000 of life insurance proceeds as beneficiary upon the death of a former President on March 23, 1999. The proceeds included $231,000 of cash surrender value carried as other assets on our balance sheet and $391,000 of non-recurring income. The funds were used for debt reduction.

Net Income
Consolidated net earnings for the three months ended June 30, 2000 were a net loss of $658,000, which is a $1,283,000 decrease from the $625,000 net profit for the same period in 1999. The net loss of the paper products segment was $921,000 for the three months ended June 30, 2000 compared to $521,000 net income for the same period in 1999. The net income of the printing and converting segment was $263,000 for the three months ended June 30, 2000, compared to $79,000 net income for the same period in 1999.

Consolidated net earnings for the six months ended June 30, 2000 were a net loss of $569,000, which was a $1,568,000 decrease from the $999,000 net profit for the same period in 1999. The net loss of the paper products segment was $1,193,000 for the six months ended June 30, 2000 compared to $776,000 net income for the same period in 1999. The net income of the printing and converting segment was $623,000 for the six months ended June 30, 2000, compared to $222,000 net income for the same period in 1999.

                         Capital Resources and Liquidity

As of June 30, 2000, the Company's capital resources for funding ongoing operations include $1,356,000 of cash and marketable securities and its $12,000,000 revolving credit facility. Borrowing under this facility totaled $11,500,000 as of June 30, 2000. Pursuant to the terms of the revolving credit facility, the Company is making quarterly payments of $140,000 and made an annual payment of $400,000 on July 1, 2000 on its outstanding Industrial Development Revenue Bonds.

On May 25, 2000, the City of Peshtigo refinanced the Company's Urban Development Action Grant, which was scheduled to mature in April 2000. The terms of the refinanced $1,500,000 note provide for monthly payments of $15,090.83 for ten years at a 5% interest rate.

Covenants related to the revolving credit facility include, among other items, that the Company maintain a fixed charge ratio, a debt coverage ratio and a limitation on capital expenditures. At June 30, 2000, the Company was not in compliance with the fixed charge ratio or the debt coverage ratio, and obtained a waiver related to this noncompliance. As amended on August 10, 2000, the revolving credit facility contains certain covenants that maintain a minimum cumulative EBITDA and provides limitations on capital expenditures. The covenants to maintain a specified fixed charge ratio and debt leverage ratio have been waived until June 30, 2001.

Cash and cash equivalents provided by operations and borrowings under the Company's revolving credit facility, are expected to be sufficient to meet current and anticipated working capital needs, as well as fund the Company's planned capital expenditures, for the next twelve months.

                              Capital Expenditures

Capital expenditures during the first six months of 2000 were $1,223,000, compared to $896,000 for the same period in 1999. Major projects in 2000 for the paper products segment include an increase in the run speed of the Yankee paper machine, a hole detector on the Fourdrinier paper machine, a precision folio-size sheeter, and drive replacements on the Fourdrinier paper machine. Major projects at the printing and converting segment are a slitter/rewinder and press department improvements.

                                   Cash Flows

Cash provided by operating activities was $778,000 for the six months ended June 30, 2000, which compares to $554,000 for the same period in 1999. The material change in cash provided by operations were the net losses in the first half of the year. The Company took downtime in May to reduce inventories by $1,336,000, or 13%. Growth in sales has increased the accounts receivable balances while maintaining acceptable aging on the accounts. Rapidly escalating pulp prices have increased accounts payables over last year's levels.

Net cash used in investing activities was $805,000 for the six-month period ended June 30, 2000 compared to $1,204,000 cash provided for the same period in 1999. The cash generated in 1999 resulted primarily from proceeds from sales of marketable securities held by the Company, which proceeds were used to make payments on the Company's Industrial Development Revenue Bonds, and proceeds from a life insurance policy for which the Company was a beneficiary.

Net cash provided by financing activities was $495,000 for the first six months ended June 30, 2000, which compares to a $2,055,000 net cash used in financing activities for the same period in 1999. Payments on long-term debt in 1999 included special payments of $1,885,000 on the Company's Industrial Development Revenue Bonds.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. The interest rates disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999, have not materially changed.

Although a majority of the Company's debt is at variable interest rates, management believes the Company's exposure to interest rate fluctuations is immaterial to the consolidated statements.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

       (a) The Annual Meeting of Shareholders of Badger Paper Mills, Inc. was held at 10:00 a.m., Tuesday, May 9, 2000, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin 54143.

       (b) Two directors, whose terms expire at the 2003 Annual Meeting, were elected at the May 9, 2000 Annual Meeting by a vote of at least 1,461,388 shares "for", and at least 356,741 shares withheld. The elected directors were L. Harvey Buek and Thomas W. Cosgrove. The directors continuing in office are Thomas J. Kuber, whose term expires at the Annual Meeting in 2001, and Mark D. Burish and James L. Kemerling, whose terms expire at the Annual Meeting in 2002.

       (c) The shareholders voted against a shareholder proposal requesting that shareholder approval be required for any sale, lease or other disposition of 5 percent or more of the assets of the Company. The vote tallied was 434,510 shares "for", and 1,029,081 shares "against" such proposal, with 9,045 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              (27)   Financial Data Schedules

       (b)    Reports on Form 8-K:

              None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)


DATE:  August 14, 2000                              By    /s/ Thomas W. Cosgrove
                                                              Thomas W. Cosgrove
                                                                       President
                                                       (Chief Executive Officer)


DATE:  August 14, 2000                              By   /s/ George J. Zimmerman
                                                             George J. Zimmerman
                                                                       Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description

  (27)            Financial Data Schedule