Form 10-Q
period 2000-09-30
BADGER PAPER MILLS INC
filed 2000-11-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,988,417 as of September 30, 2000.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                        Page No.


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Interim Statement of Income
           Three Months and Nine Months Ended
           September 30, 2000 and 1999                                      3

           Condensed Consolidated Balance Sheet
           September 30, 2000 and December 31, 1999                         4

           Condensed Consolidated Statement of Cash Flow
           Nine Months Ended September 30, 2000 and 1999                    5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      11



                    PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                12



                                   SIGNATURES

                                    BADGER PAPER MILLS, INC.
                       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                           (UNAUDITED)


(Dollars in thousands, except per share data)

                                            For Three Months Ended       For Nine Months Ended
                                                  September 30                September 30
                                            -----------------------     ------------------------
                                               2000          1999          2000          1999
                                               ----          ----          ----          ----

Net Sales                                     $17,830       $17,413       $56,008       $49,407
Cost of Sales                                  17,520        16,873        53,485        44,855
                                            ----------    ----------    ----------    ----------
Gross Margin                                      310           540         2,523         4,552

Selling and Administrative Expenses             1,105         1,126         3,689         3,617
                                            ----------    ----------    ----------    ----------
Operating Income (Loss)                         (795)         (586)       (1,166)           935

Interest Expense                                (307)         (259)         (898)         (795)
Interest Income                                    12            12            39            69
Non Recurring Life Insurance Proceeds               -             -             -           391
Other Income                                       71            42           143           122
                                            ----------    ----------    ----------    ----------
Income (Loss) Before Income Taxes             (1,019)         (791)       (1,882)           722

Income Tax Expense (Benefit)                    (346)         (268)         (640)           246
                                            ----------    ----------    ----------    ----------
Net Income (Loss)                               (673)        $(523)       (1,242)          $476
                                            ----------    ----------    ----------    ----------


Net Earnings Per Share - Basic                $(0.34)       $(0.27)       $(0.63)         $0.24
Net Earnings Per Share - Diluted              $(0.34)       $(0.27)       $(0.63)         $0.24

Average Shares Outstanding - Basic          1,985,254     1,968,100     1,979,706     1,964,479
Average Shares Outstanding - Diluted        1,985,254     1,968,100     1,979,706     1,964,479

Cash Dividends                                      -             -             -             -
Dividends Per Share                                 -             -             -             -



                        See Notes to Consolidated Financial Statements.

                            BADGER PAPER MILLS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(Dollars in thousands)
                                                  September 30    December 31,
                                                      2000            1999
                                                  ------------    ------------
ASSETS:
Current Assets:
  Cash & Cash Equivalents                           $  1,033        $    669
  Certificates of Deposit                                100             500
  Marketable Securities                                  109             137
  Accounts Receivable, Net                             7,447           6,080
  Deferred Income Taxes                                1,160           1,160
  Inventories                                          8,652           7,819
  Refundable Income Taxes                                410             220
  Other Current Assets                                   691             606
                                                    --------        --------
Total Current Assets                                  19,602          17,191

Property, Plant, Equipment & Timberlands              69,969          67,856
Less: Allowance for Depreciation &
 Depletion                                          (42,817)        (40,616)
                                                    --------        --------
Total Property, Plant, Equipment &
 Timberlands, Net                                     27,152          27,240

Trade Credits                                            453             609
Other Assets                                           1,620           1,854
                                                    --------        --------
TOTAL ASSETS                                        $ 48,827        $ 46,894
                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current Portion of Long-Term Debt                 $    755        $  1,060
  Accounts Payable                                     8,864           4,746
  Accrued Liabilities                                  2,873           3,126
  Income Taxes Payable                                  (344)              -
                                                    --------        --------
Total Current Liabilities                             12,148           8,932

Deferred Income Taxes                                  1,840           1,840
Long-Term Debt                                        15,936          15,705
Other Liabilities                                        597             933
                                                    --------        --------
TOTAL LIABILITIES                                     30,521          27,410
                                                    --------        --------

Stockholders' Equity:
Common Stock, No Par Value
  4,000,000 Shares Authorized
  2,160,000 Shares Issued                              2,700           2,700
Additional Paid-in Capital                               170             201
Retained Earnings                                     17,191          18,432
Less Treasury Shares at Cost:
  171,583 Shares at 9/30/00 and
   185,832 Shares at 12/31/99                         (1,755)         (1,849)
                                                    --------        --------
TOTAL STOCKHOLDERS' EQUITY                            18,306          19,484
                                                    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 48,827        $ 46,894
                                                    ========        ========


                 See Notes to Consolidated Financial Statements

                            BADGER PAPER MILLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)
                                                        For Nine Months Ended
                                                            September 30
                                                       -----------------------
                                                         2000          1999
                                                       --------      --------
Cash Flows from Operating Activities:
Net Income                                             $(1,242)      $   476
Adjustments to Reconcile to Net Cash
 Provided By (Used in) Operating Activities:
  Depreciation                                           2,208         2,138
  Director's Fees Paid in Stock                             64            70
  Deferred Income Taxes                                      -            (1)
  Gain Life Insurance Benefits                               -           391

Changes in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable, Net       (1,367)         (896)
  (Increase) Decrease in Inventories                      (833)       (1,226)
  Increase (Decrease) in Accounts Payable                4,118         1,055
  Increase (Decrease) in Accrued Liabilities              (253)           70
  Income Taxes Refundable (Payable)                       (534)         (170)
  (Increase) Decrease in Other                             (31)         (280)
                                                       -------       -------
     Net Cash Provided by (Used in)
      Operating Activities                               2,130         1,627
                                                       -------       -------

Cash Flows From Investing Activities:
  Additions to Property, Plant and Equipment, Net       (2,120)       (1,895)
  Net Acquisition of Certificates of Deposit               400           496
  Purchase of Marketable Securities                          -             -
  Proceeds from Sales of Marketable Securities              28         1,218
                                                       -------       -------
     Net Cash (Used in) Provided by
      Investing Activities                              (1,692)         (181)
                                                       -------       -------

Cash Flows from Financing Activities:
  Increase to (Payments on) Long-Term Debt                 (74)       (2,772)
  Increase to (Decrease in) Revolving
   Credit Borrowings                                         -          (100)
                                                       -------       -------
     Net Cash (Used in) Provided by
      Financing Activities                                 (74)       (2,872)
                                                       -------       -------

Net (Decrease) Increase in Cash
 and Cash Equivalents                                      364        (1,426)

Cash and Cash Equivalents:
  Beginning of Period                                      669         2,229
                                                       -------       -------
  End of Period                                        $ 1,033       $   803
                                                       =======       =======



See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying condensed financial statements, in the opinion of management, include all adjustments that are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Form 10K and Annual Report for the year ended December 31, 1999, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the nine-month period ended September 30, 2000 and 1999.

Note 3.  Earnings per Share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the incentive stock options plan approved at the annual meeting on May 12, 1999. The stock options became outstanding in the second quarter of 1999 had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended September 30, 2000.

Note 5.  Inventories

The major components of inventories were as follows:

     (In thousands of dollars)               September 30,    December 31,
                                                 2000             1999
                                             -------------    ------------
     Raw Materials                              $ 3,635         $ 2,551
     Finished Goods and Work in Process           9,211           9,339
                                                -------         -------
                                                $12,846         $11,890

     Less:  LIFO Reserve                        $(4,194)        $(4,071)
                                                -------         -------
          Total Inventories                     $ 8,652         $ 7,819



Note 6.  Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

In addition, the Company is subject to various claims, the ultimate outcomes of which management cannot predict. Management believes, however, that the outcomes will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 7.  Operating Segments

Badger Paper adopted SFAS 131 (Disclosures about Segments of an Enterprise and Related Information) in 1999. Prior years' information has been restated to present segment information for the Company's two business segments, paper products and printing and converting. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment as well as films and non-woven materials from other customers.

The following provides information on the Company's operating segments for the three-month and nine-month periods ended September 30:

  (Dollars in thousands)

                                   PAPER PRODUCTS        PRINTING & CONVERTING           TOTAL
                                  For Three Months          For Three Months        For Three Months
                                 Ended September 30        Ended September 30      Ended September 30
                                 -------------------     ---------------------     -------------------
                                   2000       1999           2000     1999           2000       1999
                                   ----       ----           ----     ----           ----       ----
Net sales                        $15,495    $15,116         $2,335   $2,297        $17,830    $17,413
Intersegmental revenues              560        656            307      320            867        976
Segment income before tax         (1,414)    (1,074)           395      283         (1,019)      (791)
Segment assets                    43,450     42,755          6,297    5,909         49,747     48,664


                                  For Nine Months           For Nine Months         For Nine Months
                                 Ended September 30        Ended September 30      Ended September 30
                                 -------------------     ---------------------     -------------------
                                   2000       1999            2000    1999           2000       1999
                                   ----       ----            ----    ----           ----       ----

Net sales                        $48,592    $43,389         $7,416   $6,018        $56,008    $49,407
Intersegmental revenues            2,031      2,054            914    1,263          2,945      3,317
Segment income before tax         (3,221)       102          1,339      620         (1,882)       722
Segment assets                    43,450     40,366          6,297    5,909         49,747     46,275


The following is a reconciliation of segment information to consolidated information:

                                                        For Three Months            For Nine Months
                                                       Ended September 30          Ended September 30
                                                       ------------------          -------------------
                                                         2000       1999             2000     1999
Revenues:
  Total net sales for segment                          $18,697    $18,389          $58,953    $52,724
  Elimination of intersegment revenues                    (867)      (976)          (2,945)    (3,317)
                                                       -------    -------          -------    -------
     Total consolidated revenues                       $17,830    $17,413          $56,008    $49,407
                                                       =======    =======          =======    =======

Assets:
  Total assets for reporting segments                  $49,747    $48,664                     $48,664
                                                                                   $49,747
  Elimination of intersegment revenues                    (170)    (1,639)            (170)    (1,639)
  Elimination of intersegmental investments               (750)      (750)            (750)      (750)
                                                       -------    -------          -------    -------
     Total consolidated assets                         $48,827    $46,275          $48,827    $46,275
                                                       =======    =======          =======    =======

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors that could cause actual results to differ materially include, but are not limited to the following:

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

o    Changes in laws or regulations that affect the Company.


Results of Operations

Net Sales

Consolidated net sales for the third quarter ended September 30, 2000 were $17,830,000, up slightly from the net sales of $17,413,000 for the same three-month period ended in 1999. Shipping volumes in the third quarter of 2000 decreased 7 percent from the same period in 1999 because of weak market conditions in the industry, especially the commodity markets. The average selling price for the third quarter increased 10 percent due to price increases implemented in early September and shedding of lower-priced commodity grades.

Consolidated net sales for the nine months ended September 30, 2000 were $56,008,000, an increase of $6,601,000 from net sales of $49,407,000 for the same nine-month period ended in 1999. Shipping volumes in the first nine months of 2000 increased 7 percent from 1999 despite weak market conditions in the industry. The average selling price for the three quarters increased 5 percent.

Net sales for the paper products segment were $15,495,000 for the three months ended September 30, 2000, which is a $379,000 or 3 percent increase from $15,116,000 for the same period in 1999. Shipping volumes for the third quarter decreased 7 percent in a very soft market from the comparative period in 1999. The average selling price increased 10 percent from the third quarter last year because of price increases implemented in early September. The net sales of the paper products segment represented 87 percent of consolidated net sales during the three-month period.

Net sales for the paper products segment were $48,592,000 for the nine months ended September 30, 2000, which represented a 12 percent increase from the $43,389,000 in the same period in 1999. Shipping volumes for the first nine months increased 7 percent, over the comparative period in 1999, and average selling prices increased 5 percent from last year. The increase in the average selling prices results from our Company's efforts to move away from selling traditional lower priced commodity products, and price increases implemented during the year to pass along the cost of rising pulp prices. However, market pressures have prevented the company from increasing selling prices sufficiently to fully recover all costs associated with increased pulp prices. The net sales of the paper products segment represented 87 percent of consolidated net sales during the nine-month period.

Net sales for the printing and converting segment were $2,335,000 for the three months ended September 30, 2000, which is a $38,000 improvement over the $2,297,000 of net sales reported for the same period in 1999. The net sales of the printing and converting segment represented 13 percent of the consolidated net sales during the three-month period.

The printing and converting segments net sales for the nine months ended September 30, 2000 were $7,416,000, which is a $1,398,000 or 23 percent improvement over the $6,018,000 of net sales reported for the same period in 1999. The net sales of the printing and converting segment represented 13 percent of the consolidated net sales during the nine-month period

Gross Profit

Consolidated gross profit for the third quarter ended September 30, 2000 was $310,000 or 2 percent of net sales, compared to gross profit for the same period in 1999 of $540,000 or 3 percent of net sales.

The consolidated gross profit for the nine months ended September 30, 2000 was $2,523,000 or 5 percent of net sales, compared to gross profit of $4,552,000 for the same period in 1999.

Gross profit for the paper products segment was an $186,000 loss for the three months ended September 30, 2000, a $311,000 decrease from the $125,000 of gross profit reported for the same period in 1999. The decrease in gross profit in the third quarter is attributed to the escalation of pulp prices, scheduled down time on the paper machines, operating efficiencies of the paper machines and increased natural gas prices.

The gross profit for the nine months ended September 30, 2000 for the paper products segment was $855,000, a decrease of $2,690,000 from gross profit of $3,545,000 in the same period in 1999. The decrease in gross profit in the first nine months of 2000 is attributed to the escalating pulp, paper machine operating efficiencies and increased natural gas prices.

Pulp prices remained flat during the third quarter and have increased 29 percent since September 30, 1999. In the last twelve months, pulp prices have generally been escalating more rapidly than the market prices of our paper products. We continue our efforts to increase selling prices as the market permits. Paper machines operating efficiencies were negatively impacted by a scheduled ten days of downtime in July for maintenance and upgrades.

Yankee paper machine efficiencies were also negatively affected by the initial start-up after the installation of an upgrade to increase the speed of the Yankee paper machine. Finally, there were an additional fourteen days of scheduled downtime on the Yankee paper machine due to a seasonal slowdown in production orders. Natural gas prices have remained relatively flat during the third quarter, but have increased 85 percent since December 31, 1999.

The printing and converting segment's gross profit was $498,000 for the three months ended September 30, 2000, an $83,000 or 20 percent improvement over the $415,000 of gross profit reported for the same period in 1999. The printing and converting segment's gross profit for the nine months ended September 30, 2000 was $1,669,000, a or 65 percent improvement over the $1,007,000 of gross profit reported in 1999. The dramatic increase in gross profit is attributed to an increase in the volume of higher-margin tissue wrap business and more efficient operations due to longer production runs.

Selling and Administration

Consolidated selling and administration expenses were $1,105,000 for the three month period ended September 30,2000. This represents a decrease of $21,000 from the same period of 1999. Selling and administration expenses for the nine months ended September 30, 2000 were $3,689,000, or a $72,000 increase over the same period in 1999.

The selling and administration expenses for the paper products segment were $927,000 for the three month period ended September 30,2000 or a decrease of $38,000 from the same period of 1999. Selling and administration expenses for the nine months ended September 30, 2000 was $3,140,000 or a $3,000 increase over the same period in 1999.

The printing and converting segment's selling and administration expenses were $178,000 for the three month period ended September 30,2000, an increase of $16,000 over the same period of 1999. Selling and administration expenses for the nine months ended September 30, 2000 were $549,000, compared to $480,000 for the same period in 1999.

Other Income and Expense

Other expense for the three-month period ended September 30, 2000 was $224,000 compared to $205,000 of other income for the same period last year. Other expense for the nine-month period ended September 30, 2000 was $716,000 compared to $213,000 for the same period last year. A majority of the other expense in both the third quarter of 2000 and for the first nine months of 2000 is interest on long-term debt.

In the second quarter of 1999, Badger Paper received $622,000 of life insurance proceeds as beneficiary upon the death of a former President on March 23, 1999. The proceeds include $231,000 of cash surrender value carried as other assets on our balance sheet and $391,000 of non-recurring income. The funds were used for debt reduction.

Net Income

Consolidated net earnings for the three months ended September 30, 2000 was a loss of $673,000, which is $150,000 greater than the $523,000 loss for the same period in 1999. The net loss of the paper products segment was $885,000 for the three months ended September 30, 2000 compared to the $685,000 net loss for the same period in 1999. The net income of the printing and converting segment was $212,000 for the three months ended September 30, 1999, compared to $162,000 net income for the same period in 1999.

Consolidated net earnings for the nine months ended September 30, 2000 was a loss of $1,242,000, which is a $1,718,000 decrease from the $476,000 profit for the same period in 1999. The net loss of the paper products segment was $1,978,000 for the nine months ended September 30, 2000 compared to $141,000 of net income for the same period in 1999. The net income of the printing and converting segment was $736,000 for the nine months ended September 30, 1999, compared to $335,000 of net income for the same period in 1999.

                         Capital Resources and Liquidity

As of September 30, 2000, the Company's capital resources for funding ongoing operations included $1,242,000 of cash and marketable securities and borrowings under its $12,000,000 revolving credit facility. Borrowings under this facility totaled $11,500,000 as of September 30, 2000. Pursuant to the terms of the revolving credit facility, the Company is making quarterly payments of $140,000 and made an annual payment of $400,000 on July 1, 2000 on its Industrial Development Revenue Bonds.

On May 25, 2000, the City of Peshtigo refinanced the Company's Urban Development Action Grant ("UDAG"), which was scheduled to mature in April 2000. The terms of the refinanced $1,500,000 note provide for a 5 percent interest rate resulting in monthly payments of $15,091 for ten years through 2010.

The Company was not in compliance with the minimum required cumulative EBITDA covenant contained in its revolving credit facility as of September 30, 2000, and subsequently obtained a waiver related to this non-compliance for the period ending September 30, 2000. Additionally, the Company does not expect to be in compliance with the same minimum required cumulative EBITDA covenant as of the end of each subsequent month, and anticipates requesting a waiver of such non-compliance or the amendment of the covenant. The Company has begun discussions with the lender under the revolving credit facility with respect to the anticipated waiver request or amendment, and believes that it will obtain any required waivers if the covenant is not amended. The Company has also begun to explore the refinancing of the existing revolving credit facility with a replacement revolving credit facility with another lender. However, if the Company is unable to obtain any required waivers or amend the covenant under the existing revolving credit facility, and is unable to refinance the existing revolving credit facility with a replacement facility, the resulting failure to comply with the covenant could cause a default under the existing revolving credit facility and the acceleration of the maturity of the entire amount borrowed under the facility.

Except as qualified by the information regarding the revolving credit facility set forth above, the Company believes that cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs, as well as fund the Company's planned capital expenditures.

                              Capital Expenditures

Capital expenditures during the first nine months of 2000 were $2,120,000, compared to $1,895,000 for the same period in 1999. Major projects in 2000 for the paper products segment include the speed-up of the Yankee paper machine, a hole detector on the Fourdrinier paper machine, and a precision folio size sheeter and drive replacements on the Fourdrinier paper machine. Major projects at the printing and converting segment are a slitter/rewinder and press department improvements.

                                   Cash Flows

Cash provided by operating activities was $2,130,000 for the nine months ended September 30, 2000, which compares to $1,627,000 of cash provided for the same period in 1999. The material changes in cash provided by operations were increased accounts payables due to escalating pulp prices and extended aging on vendor invoices. Growth in sales has increased the accounts receivable balances while maintaining acceptable aging on the accounts. Proceeds from a life insurance policy for which the Company is the beneficiary is included in the 1999 cash provided operating activities.

Net cash used in investing activities was $1,692,000 for the nine-month period ended September 30, 2000, compared to $181,000 for the same period in 1999. A majority of the funds in 1999 was from the proceeds from the sale of marketable securities used to make payments on the Company's Industrial Development Revenue Bonds.

Net cash used in financing activities was $74,000 for the first nine months ended September 30, 2000, compared to a $2,872,000 for the same period in 1999. Payments on long-term debt in 1999 included special payments of $1,885,000 on the Company's Industrial Development Revenue Bonds.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Information with respect to interest rates is disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 1999, and has not materially changed.

Although a majority of the Company's debt is at variable interest rates, the Company believes its exposure to interest rate fluctuations is immaterial to the consolidated statements.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

       Number    Description
       ------    -----------

       (10.1) Third Amendment to Amended and Restated Credit Agreement dated as of September 12, 2000 (but effective as of August 14, 2000), by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent.


       (27)      Financial Data Schedules



(b)    Reports on Form 8-K:

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BADGER PAPER MILLS, INC.
                                               (Company)



DATE:  November 13, 2000                       /s/ Michael J. Bekes
                                               Michael J. Bekes
                                               Vice President & COO
                                               (Chief Operating Officer)



DATE:  November 13, 2000                       /s/ George J. Zimmerman
                                               George J. Zimmerman
                                               Treasurer
                                               (Principal Financial Officer)