Form 10-K
period 2000-12-31
BADGER PAPER MILLS INC
filed 2001-03-27
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 2, 2001, 1,988,417 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares on the Nasdaq SmallCap Market) held by non-affiliates was approximately $4,618,183. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not necessarily limited to the following:

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

o Interruptions in the supply of, or changes in the price the Company pays for, the electricity and natural gas that the Company uses in the manufacture, printing and converting of its paper products.

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

Five-Year Comparison of Selected Financial Data




                                                                        Year ended December 31,

                                                  2000           1999           1998            1997           1996
                                                  ----           ----           ----            ----           ----

 Earnings (in thousands):

   Net sales                                     $73,346        $67,024        $65,727         $70,427        $76,276

   Cost of sales                                  70,937         60,336         58,505          67,600         72,411

   Gross profit                                    2,409          6,688          7,222           2,827          3,865

   Selling and administrative expenses             4,829          4,825          4,331           4,085          4,136

   Restructuring provision                             -              -              -             850          7,430

   Pulp mill impairment charge                         -              -              -             783              -

   Profit (loss) from operations                 (2,420)          1,863          2,891         (2,891)        (7,701)

   Other income (expense)                          (287)            617            946             650          4,842

   Interest expense                                1,250          1,064          1,196           1,354            894

   Unrealized holding gain or (loss)
      on trading securities                            -              -              -               -            307

   Earnings (loss) before income taxes           (3,957)          1,416          2,641         (3,595)        (3,446)

   Income tax expense (benefit)                    (891)            279            897         (1,153)        (1,234)

   Net earnings (loss)                           (3,066)          1,137          1,744         (2,442)        (2,212)


Common stock:

   Number of shareholders of record                  392            434            470             515            518

   Weighted average shares outstanding         1,981,716      1,966,111      1,955,772       1,947,128      1,944,699

   Earnings (loss) per share                     $(1.55)           $.58          $0.89         $(1.25)        $(1.14)

   Cash dividends declared per share                   -              -              -               -         $ 0.22

   Book value per share                            $8.32          $9.91          $9.33          $ 8.42         $ 9.68


Financial position (in thousands):

   Working capital                              $(9,950)         $8,259         $7,346          $7,196         $9,923

   Capital expenditures                            2,265          2,815          3,004           4,686          6,856

   Total assets                                   43,357         46,894         47,999          48,356         51,952

   Long-term debt                                  1,310         15,705         16,126          20,394         18,617

   Shareholders' equity                           16,482         19,484         18,257          16,444         18,832


PART I

Item 1.  Business

Badger Paper Mills, Inc. ("Badger" or the "Company") was incorporated under the laws of the State of Wisconsin in 1929. It has been producing paper for over 72 years. Badger operates in two industry segments: the production of paper products segment, and the printing and converting segment.

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

Products produced on Badger's Fourdrinier machine represented 77% of the paper products manufactured by the Company in 2000, and contributed more than 60% of 2000 revenue. Fine paper grades are produced utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. These paper grades include multi-purpose business papers, offset, opaque, endleaf, ledger, reply card, watermarked, water-oil-grease resistant papers (WOGR), electrostatic copier, text and cover, and technical and specialty papers. Badger offers a wide range of colored papers and specializes in color matching. Badger sells a portion of these products under certain trademarks and trade names, including Ta-Non-Ka(R), Copyrite(R), ENVIROGRAPHIC(R), Northern Brights(R), Artopaque(R), Marks of Distinction(R) and DuraEdge(R). These products are sold through paper merchants, brokers and value-added converters who in turn sell to other value-adding entities or direct to the consumer.

The Company's Yankee machine produced 23% of the paper products manufactured by Badger in 2000, representing 25% of 2000 revenue. These products consist of converted plain or printed waxed papers, laminating grades, machine-glazed, colors, specialty-coated base papers, twisting papers and various other specialty papers. These products are sold nationally and internationally to manufacturers, consumers and converters by Badger's own sales personnel and commissioned brokers.

Consumers of Badger's paper products can be found in population centers throughout North America.

The Company's Oconto Falls, Wisconsin facility has a printing and converting operation that compliments Badger's packaging paper products. This facility processes various substrates of film and paper and enhances the capabilities of the Peshtigo packaging paper operations, resulting in opportunities to expand business growth for both. The facility also has rewinding and polyethylene bag making equipment. Oconto Falls contributed 15% of the Company's consolidated revenues in 2000.

Competition

Badger's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger's production of fine papers from the Fourdrinier paper machine represents less than 1% of the production capacity in the United States for these products. Competition for these papers comes primarily from large mills in North America and imports from other countries. Competition for flexible packaging and specialty papers produced from the Yankee paper machine comes from other specialty mills; some of the mills are similarly constituted as Badger, others have greater capacity. Many of our larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger. Backlogs are maintained by offering quality products, prompt service and technical assistance, including a research and development program to develop new products to meet customer product design specifications.

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

The printing and converting operations' primary raw materials are paper, nonwoven, polyethylene and printing inks. They are purchased directly from manufacturers, including paper purchases from the Peshtigo mill.

In-process and finished goods inventory at the end of 2000 was equivalent to approximately 41 days of production, compared to 44 days in 1999.

Energy

Badger is a large consumer of electricity and natural gas. Electrical requirements are purchased from local public utilities, and natural gas is purchased from various sources in the United States and Canada. Two dual-fueled boilers capable of burning natural gas or fuel oil, and one natural gas boiler supply the Peshtigo facility's heating and manufacturing requirements. Management believes current sources of natural gas, fuel oil and electricity are adequate to meet Badger's needs, although temporary interruptions of electrical service were experienced in the summer of 2000 due to regional shortages of electricity during peak demand periods. Badger could experience similar interruptions in the future. The rapid acceleration of natural gas prices in 2000 has forced the Company to use fuel oil in its boilers when the BTU cost is more economical than natural gas.

Patents

Badger owns certain patents and licenses used in connection with its business, none of which are individually considered material to its business.

Research and Development

Badger maintains a dedicated technical staff to research and develop new products, although outside consultants are utilized from time to time. The technical staff also refines and improves existing products in response to customer requirements and market demands. The amounts spent on product research and development activities were $762,000 in 2000, $2,089,000 in 1999, and $2,971,000 in 1998.

Backlog

As of December 31, 2000, Badger's backlog of orders was approximately $1,678,000, as compared to $2,106,000 and $2,566,000 at December 31, 1999 and
1998, respectively. The backlogs for 2000 and 1999 were reduced from prior years because soft market conditions that existed at the end of each of these years allowed customers to reduce inventories and order closer to their actual needs. In 2000, the soft market conditions were primarily in the Company's fine paper grades.

Customers

In 2000, 1999 and 1998, no customers represented over 10% of Badger's net sales.

Environmental Matters

In 2000, the Wisconsin Department of Natural Resources ("WDNR") approved the Title V Air Operating Permit at Badger's Peshtigo, Wisconsin facility. Badger expects that it will fully comply with the requirements of this permit.

Effluent flow from Badger's Peshtigo operations is directed into a joint municipal wastewater treatment plant, which Badger operates under contract with the City of Peshtigo, Wisconsin. Management believes this water treatment plant continues to meet or exceed all currently applicable environmental requirements. In 2000, Badger was issued a renewal of its wastewater discharge permit for the wastewater treatment facility.

The final closure report of the Company's former landfill, known as the Harbor Road Landfill, was submitted to and approved by the WDNR in January, 2000. As part of the closure agreement, the Company is required to provide proof of responsibility for any future remediation efforts if environmental problems are detected at this site. This amount increases over a five-year period from $53,000 as of July 31, 1999 to $297,000 as of July 31, 2003. The Company met this requirement as of December 31, 2000 with an irrevocable letter of credit granted to the benefit of WDNR in the amount of $107,000.

Management believes the Oconto Falls, Wisconsin facility currently complies with its air operating permit.

Badger believes it has in force all of the necessary environmental permits from federal, state and local authorities, and does not anticipate any problem with reissuance of any permits.

Employees

As of December 31, 2000, the Company had 293 employees. Of the 240 employees at the Peshtigo facility, 177 were covered by six-year collective bargaining contracts running through May 2001. The Oconto Falls facility employed 53 personnel, none of whom were covered by a collective bargaining contract.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2000.


PART II

Item 5. Market for the registrant's common stock and related security holder matters.

Badger common shares are traded on the Nasdaq SmallCap Market under the symbol BPMI. There were 392 registered shareholders of record as of March 2, 2001. Stock price and dividend information is found on page 36 of this report.

Item 6.   Selected financial data

Information regarding selected financial data of the Company is presented on page 3 of this report.

Item 7.  Management's discussion and analysis of financial condition and results of operations

Results of Operations

Overview

The paper products segment had a slight increase in shipping volume and selling prices in 2000; however, market pressures prevented the Company from increasing its sales prices sufficiently to fully recover the costs associated with increased pulp and natural gas prices. Pulp prices peaked in July 2000 at a level 23% above December 31, 1999 levels. Natural gas prices began escalating in June 2000 and peaked at a level 143% above the price at December 31, 1999. This resulted in a minimal gross margin for the year ended December 31, 2000.

The printing and converting segment achieved record sales and earnings in 2000. Sales for this division continued to grow with its tissue wrap business, as well as entrance into new substrate markets. Improved operating efficiencies on the printing presses have contributed significantly to gross profit, but the profits in this segment were not large enough to overcome the losses experienced in the paper products segment.

2000 vs. 1999

Net Sales
Consolidated net sales for 2000 increased $6,322,000, or 9%, to $73,346,000 from $67,024,000 reported in 1999.

Paper products' net sales were up 7% despite weak market conditions. Fine paper grades experienced a slight decrease in shipping volume, but had a 7% increase in average selling price, primarily the result of the continuing shift of product mix from lower margin commodity products to higher margin specialty products. Packaging grades experienced strong shipping volumes with an 11% volume increase as compared to the prior year. Selling prices remained relatively flat with a 1% increase.

Net sales were adversely affected by bad debt write-offs of $305,000, of which $249,000 was the result of a significant customer filing for protection from its creditors under Chapter 11 of the Bankruptcy Code. Freight expenses increased 17%, or $374,000, despite shipping volume increases of only 2%. This was primarily due to serving a broader marketing area than in the past, increased diesel fuel prices and an increase in absorbed freight expenses. Claims on our paper products increased 50%, or $255,000, during 2000. This was primarily associated with hole problems in the production of our fine paper grades in the early part of the year. The Company has since installed a state-of-the-art sheet inspection system on the paper machine to resolve this quality issue.

Specialty paper products were approximately 57% of gross sales dollars in 2000, as compared to 53% in 1999.

Printing and converting net sales were up 7%, primarily in the printed tissue wrap business, which increased over last year. The new, nonwoven printing business began in October and contributed 19% of the gross sales in the fourth quarter.


Cost of Sales
Consolidated cost of sales for 2000 of $70,937,000 increased $10,601,000, or 18% over the $60,336,000 reported in 1999.

The paper products segment experienced significant cost increases in pulp and natural gas costs. Paper production for 2000 amounted to 60,912 tons, a decrease of 545 tons from 1999. The weak market conditions throughout the industry forced scheduled downtime on the paper machines of 23% of the available production time. Production efficiency on the paper machines was comparable to last year. A reduction of finished paper and raw material inventories to improve cash flow resulted in a $555,000 unfavorable LIFO reserve adjustment.

During 2000, market prices for pulp, the primary raw material in the Company's paper manufacturing, continued to escalate. Pulp prices peaked in July 2000 and by the end of the year began to fall off. Paper production in 2000 was down less than 1% from 1999 levels, while the cost of pulp increased approximately $9,000,000 (49%) over 1999 costs.

Natural gas prices also increased the costs of paper production with prices rising to a high of $.59 per therm in October 2000. This represented a 143% increase from the $.24 per therm paid in December 1999. In 2000, gas prices increased $1,200,000 (60%) above 1999 levels.

The printing and converting operations improved operating efficiencies through longer production runs, reduced waste and reduced change time between production runs.


Gross Profit

Consolidated gross profit margins decreased to 3% of net sales for 2000, compared to the 10% realized in 1999.

The paper products segment's gross profit margin fell to less than 1% of net sales as compared to 8% in 1999. Market pressures have prevented the Company from increasing selling prices sufficiently to fully recover all costs associated with increased pulp and natural gas prices. The Company continues its efforts to transition its business from selling traditional lower margin commodity products toward higher margin specialty products.

The printing and converting segment's gross profit margin increased to 20% of net sales in 2000, compared to 17% reported in 1999. This is a result of product mix as well as improved production efficiencies.


Selling, Administration and Other Expenses

Selling and administrative expenses were comparable for the years 2000 and 1999.

Other income and expenses for 2000 included the $440,000 write-off of trade credits that the Company was not able to fully utilize.

In the second quarter of 1999, Badger Paper received $622,000 of life insurance proceeds upon the death of a former president of the Company in March 1999. The proceeds included $231,000 of cash surrender value carried as other assets on our balance sheet and $391,000 of non-recurring income.


1999 vs. 1998

Net Sales
Net sales for 1999 increased $1,297,000, or 2%, to $67,024,000 from $65,727,000 in 1998.

Paper products' net sales were flat as weak market conditions continued during 1999. Paper products' volume was down 3%, while selling prices remained relatively flat. Printing and converting net sales increased 70% over 1998 due to growth in the printing business in 1999.

Specialty products were approximately 53% of gross sales dollars in both 1999 and 1998.

Cost of Sales
Cost of sales for 1999 of $60,336,000 increased $1,831,000, or 3%, over the $58,505,000 reported in 1998.

During the second quarter of 1999, market prices for pulp, the primary raw material in the Company's paper manufacturing, began to escalate. This trend continued throughout the remainder of the year, with average year-end 1999 prices increasing 37% over the average price of pulp at the end of 1998. This pulp increase contributed over $2,800,000 to the cost of sales for paper manufacturing in 1999.

Production rates on the Fourdrinier paper machine were down 9% in 1999 compared to 1998 because of first quarter mechanical problems and difficulties associated with the installation of a new process control computer in July 1999. The Yankee paper machine and all converting operations had improved production rates over 1998.

The printing and converting operations at Oconto Falls improved operating rates through longer production runs, reduced change time between production runs, improved waste rates and the elimination of mechanical problems previously experienced on the Chadwick press.


Gross Profit
Gross profit margins decreased to 10% of net sales for 1999, compared to 11% in 1998. The overall decrease was due to a 22% gross margin drop in our paper products segment caused by our inability to pass rapidly escalating pulp prices through to our customers because of soft market conditions.

The printing and converting segments' gross profit margin increased 29% due to improved operating efficiencies.


Selling and Administration
Selling and administration expenses of $4,825,000 in 1999 increased $494,000 over the $4,331,000 reported in 1998.

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

Other income (expense) for 1998 included $308,000 of realized gains on trade credit contracts. In 1999, no gain or loss was realized on trade credit contracts.

Income Taxes
The Company's effective tax rate was 19.8% for 1999, compared to 34% for the same period in 1998. The decreased effective rate was due to the non-taxability of the life insurance proceeds we received in 1999, and the utilization of net operating loss and tax credit carryovers in connection with the merger of our former Badger Paper Mills Flexible Packaging Division, Inc. subsidiary into the Company.



LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures
Capital expenditures during 2000 were $2,265,000, compared to $2,815,000 for the same period in 1999. Major projects in 2000 for the paper products segment included the speed-up of the Yankee paper machine, installation of a state-of-the-art sheet inspection system on the Fourdrinier paper machine, installation of a precision folio size sheeter, and drive replacements on the Fourdrinier paper machine. Major projects at the printing and converting segment included a slitter/rewinder and press department improvements. No major projects are planned for either of the Company's segments in 2001.


Capital Resources
As of December 31, 2000, the Company's capital resources for funding ongoing operations included $980,000 of cash and marketable securities and borrowing under the Company's $12,000,000 revolving credit facility. Borrowing under this facility totaled $11,500,000 as of December 31, 2000. Pursuant to the terms of the revolving credit facility, the Company is making quarterly payments of $140,000 and made an annual payment of $100,000 on February 1, 2001 on its Industrial Development Revenue Bonds ("IDRBs").

At December 31, 2000, $11,500,000 was outstanding under the revolving credit facility, an $800,000 increase from the balance outstanding at December 31, 1999. The increase was used to meet working capital needs. There also was $3,590,000 outstanding on the IDRBs, a $960,000 reduction from the $4,550,000 balance at December 31, 1999.

The revolving credit facility contains certain covenants that require the company to maintain a specified fixed charge ratio, debt leverage ratio, minimum Earnings Before Interest, Taxes, Depreciation and Amortization
("EBITDA"), minimum net worth and to not exceed specified limitations on capital expenditures. As of December 31, 2000, the Company was not in compliance with the required minimum tangible net worth or minimum EBITDA covenants. The Company requested and received a waiver of these covenants through December 31, 2000. Even though operating performance showed signs of improvement, the Company was not in compliance with the minimum EBITDA and tangible net worth covenants during January and February 2001. While management has been successful in obtaining waivers of these financial covenants from its lender in the past, there are no assurances that the Company will be successful in obtaining covenant waivers in the future.

The continuing failure to comply with these financial covenants could result in a default under the existing revolving credit facility and acceleration of the maturity of the amount borrowed under this facility, as well as the amounts borrowed under the IDRBs, creating a material adverse effect upon the Company's liquidity. The Company does not have the financial resources available to repay the total amounts due under its revolving credit facility and the IDRBs without a refinancing.

Since November 2000, the Company has been exploring the refinancing of its existing credit facility with other lenders.

Further details are presented in Notes B and G to the Company's Consolidated Financial Statements.

In May 2000, the Company and the City of Peshtigo refinanced the Urban Development Action Grant ("UDAG"), which was scheduled to mature in April 2000. The refinanced terms of the $1,500,000 UDAG provide for a ten-year amortization with interest at 5%. Principal payments during the year 2000 were $83,000.

Except as qualified by the information regarding certain covenants under the revolving credit facility set forth above, the Company believes that cash provided by operations and the revolving credit facility are sufficient to meet current and anticipated working capital needs, as well as fund the Company's planned capital expenditures.


Cash Flows
Cash provided from operations was $2,233,000 in 2000 and $1,329,000 in 1999. The increase in cash was created through reduced inventory levels and increases in the age of trade payables. Net cash used in investing activities was $1,679,000 in 2000, compared to $460,000 in 1999. Life insurance proceeds of $622,000 upon the death of a former president and proceeds from the sale of marketable securities provided an additional source of funds in 1999 that were not available in 2000. Cash used for financing activities was $243,000 and $2,429,000 respectively for 2000 and 1999. The decrease was primarily the result of principal payments on the Company's IDRBs required to be made pursuant to the terms of our revolving credit facility. The required payments were $400,000 in 2000 and $2,380,000 in 1999.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $12 million and extends to November 2003. An annual commitment fee of 1/2% is payable for unused amounts. Interest on borrowings is at various rates equal to the Prime rate (totaling 9.5% at December 31, 2000) and the LIBOR rate plus 3.25% (totaling 9.91% at December 31, 2000).

Certain of the Company's IDRBs require varying quarterly principal installments of $140,000 plus interest quarterly through October 1, 2006, with payment of the remaining balance due December 1, 2006, and the Company's revolving credit facility requires it to make additional principal payments on its IDRBs. These required payments included principal payments of $1,885,000 made in March 1999, $495,000 made in June 1999 and $400,000 made in July 2000. The remaining payments on the IDRB required to be made under the revolving credit facility represent a principal installment of $100,000 due February 1, 2001. Interest on the IDRBs is payable at floating rates determined by remarketing agents (4.95% at December 31, 2000).

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% change in interest rates would cause an estimated $165,000 increase in annual interest expense.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8.   Financial statements and supplementary data


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary (a Wisconsin corporation) as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced significant increases in raw material and energy costs that it has not been able to fully pass along to its customers, resulting in a significant loss for 2000. This had an adverse effect on various financial ratios, creating defaults under loan agreements. The Company has received waivers from the lenders relating to these defaults through the year ended December 31, 2000. However, the Company is in default of these financial ratios in 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Appleton, Wisconsin
January 26, 2001 (Except for
         Note P, as to which the date is
         March 1, 2001, and Notes B and G,
         as to which the date is
         March 7, 2001)

                     Badger Paper Mills, Inc. And Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (dollars in thousands)

                                       ASSETS               2000          1999
                                                            ----          ----
CURRENT ASSETS
  Cash and cash equivalents                                 $ 980         $ 669
  Certificates of deposit                                     100           500
  Marketable securities                                         -           137
  Accounts receivable, net                                  6,608         6,080
  Inventories                                               6,519         7,819
  Refundable income taxes                                     300           220
  Deferred income taxes                                         -         1,160
  Prepaid expenses and other                                  571           606
                                                         --------      --------
     Total current assets                                  15,078        17,191



PROPERTY, PLANT AND EQUIPMENT, NET                         26,417        27,240


OTHER ASSETS
  Trade credits                                                 -           609
  Other                                                     1,862         1,854
                                                         --------      --------
                                                            1,862         2,463
                                                         --------      --------
     Total assets                                         $43,357       $46,894
                                                         ========      ========

                                     LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt                       $15,212        $1,060
  Accounts payable                                          6,859         4,746
  Accrued liabilities                                       2,957         3,126
                                                         --------      --------
     Total current liabilities                             25,028         8,932


LONG-TERM DEBT                                              1,310        15,705

DEFERRED INCOME TAXES                                           -         1,840

OTHER LIABILITIES                                             537           933
                                                                -             -
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, no par value; 4,000,000
     shares authorized, 2,160,000
     shares issued                                          2,700         2,700
  Additional paid in capital                                  170           201
  Retained earnings                                        15,367        18,433
  Treasury stock, at cost, 171,583 and
     185,832 shares in 2000 and 1999,
     respectively                                          (1,755)       (1,850)
                                                         --------      --------
     Total shareholders' equity                            16,482        19,484
                                                         --------      --------
     Total liabilities and shareholders' equity           $43,357       $46,894
                                                         ========      ========

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For Years Ended December 31, 2000, 1999 and 1998
                  (dollars in thousands, except per share data)

                                                                     2000        1999          1998
                                                                     ----        ----          ----

Net sales                                                          $73,346      $67,024       $65,727

Cost of sales                                                       70,937       60,336        58,505
                                                                  --------     --------      --------

          Gross profit                                               2,409        6,688         7,222


Selling and administrative expenses                                  4,829        4,825         4,331
                                                                  --------     --------      --------
          Operating income (loss)                                  (2,420)        1,863         2,891


Other income (expense):

  Interest and dividend income                                          44           85           237

  Interest expense                                                 (1,250)      (1,064)       (1,196)

  Executive termination costs                                            -            -         (286)

  Gain from life insurance proceeds                                      -          391             -

  Gain (loss) on disposal of property, plant
     and equipment
                                                                      (22)            -           632
  Loss on write-off of trade credits                                 (440)            -             -

  Miscellaneous, net                                                   131          141           363
                                                                  --------     --------      --------
                                                                   (1,537)        (447)         (250)
                                                                  --------     --------      --------

Income (loss) before income taxes                                  (3,957)        1,416         2,641


Provision (benefit) for income taxes                                 (891)          279           897
                                                                  --------     --------      --------

          Net income (loss)                                       $(3,066)       $1,137        $1,744
                                                                  ========     ========      ========

          Net earnings (loss) per share (basic and diluted)
                  diluted                                          $(1.55)        $0.58         $0.89
                                                                  ========     ========      ========


The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For Years ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                  2000            1999             1998
                                                                  ----            ----             ----

Common stock

  Balance, December 31                                          $ 2,700         $ 2,700          $ 2,700


Additional paid-in capital

  Balance, January 1                                                201             200              190

  Treasury stock issued
                                                                   (31)               1               10
  Balance, December 31                                              170             201              200


Retained earnings

  Balance, January 1                                             18,433          17,296           15,552

  Net income (loss)                                              (3,066)           1,137            1,744

  Balance, December 31                                           15,367          18,433           17,296


Treasury stock

  Balance, January 1                                            (1,850)         (1,939)          (1,998)

  Shares issued (14,249, 13,446 and 8,867 shares
    in 2000, 1999 and 1998, respectively)                            95              89               59

  Balance, December 31                                          (1,755)         (1,850)          (1,939)


Shareholders' equity

  Balance, December 31                                          $16,482         $19,484          $18,257


The accompanying notes are an integral part of these consolidated financial statements.

                     Badger Paper Mills, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Years ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                         2000           1999           1998
Cash flows from operating activities:
  Net income (loss)                                                    $(3,066)          $1,137        $1,744
  Adjustments to reconcile to net cash provided
           by operating activities:
      Depreciation                                                        3,005           2,853         2,752
      Directors' fees paid in stock                                          64              90            69
      Deferred income taxes                                               (680)             200           586
      Realized loss on sale of marketable securities                         12               -            48
      Gain from life insurance benefits                                       -           (391)             -
      (Gain) loss on disposal of property, plant and equipment               22               -         (632)
      Loss on write-off of trade credits                                    440               -             -

  Changes in assets and liabilities
      Accounts receivable, net                                            (528)           (818)         (142)
      Inventories                                                         1,300         (1,618)       (1,357)
      Accounts payable and accrued liabilities                            1,944             602       (1,351)
      Income taxes refundable (payable)                                    (80)           (363)           528
      Other                                                               (200)           (363)         (166)
                                                                      ---------        --------      --------
          Net cash provided by operating activities                       2,233           1,329         2,079
Cash flows from investing activities:
  Additions to property, plant, and equipment                           (2,265)         (2,815)       (3,004)
  Proceeds from sale of property, plant and equipment                        61              13         2,880
  Net sales of certificates of deposit                                      400             496           386
  Life insurance proceeds                                                     -             622             -
  Purchases of marketable securities                                          -            (36)       (1,927)
  Proceeds from sale of marketable securities                               125           1,260         1,836
                                                                      ---------        --------      --------
          Net cash provided by (used in) investing activities           (1,679)           (460)           171
Cash flows from financing activities:
  Payments on long-term debt                                            (1,043)         (4,029)       (2,323)
  Increase in revolving notes payable                                       800           1,600         1,000
                                                                      ---------        --------      --------
          Net cash used in financing activities                           (243)         (2,429)       (1,323)
                                                                      ---------        --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               311         (1,560)           927

Cash and cash equivalents:
  Beginning of year                                                         669           2,229         1,302
                                                                      ---------        --------      --------
  End of year                                                             $ 980           $ 669        $2,229
                                                                      =========        ========      ========

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


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

1.  Consolidation Principles

The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly owned Subsidiary. All significant intercompany accounts and transactions have been eliminated.

2.  Operating Segments

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires public companies to use a "management approach" to defining and reporting the activities of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and capital decisions.

3.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located throughout North America. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

4.  Financial Instruments

For cash and certificates of deposit, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term debt, the carrying amount approximates fair value based on comparison with current rates offered to the Company for debt with similar remaining maturities.

5.       Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

6.       Cash Equivalents and Certificates of Deposit

For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

7.       Marketable Securities

The investment portfolio at December 31, 1999, which consisted of taxable United States Agency Bonds, was classified as available for sale. The difference between cost and fair value was insignificant. The specific identification method is used to compute realized gains and losses.

8.       Receivables

Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts.

9.       Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out ("LIFO") basis.

10.      Property, Plant and Equipment

These assets are stated at cost, less depreciation. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Land improvements useful lives are 15 years. Buildings useful lives range from 30 to 33 years and machinery and equipment from three to 17 years. Accelerated depreciation is used for income tax purposes.

11.      Trade Credits

Trade credits represent credits issued by an international barter firm in exchange for surplus inventory. Trade credits are recorded at the lower of cost or market of the inventory exchanged. The Company regularly reviews trade credits if events or circumstances indicate that the trade credits are impaired. In the fourth quarter of 2000, $440,000 of trade credits were written off through an impairment charge, as the trade credits no longer have value in negotiations with key suppliers. The write-off of trade credits represented a net loss per share of $0.22 both on a basic and diluted basis for 2000. The write-off related to the paper products segment.

12.      Environmental Expenditures

Accruals for remediation costs are recorded when it is probable that a liability has been incurred and the amount of the costs can be reasonable estimated.

13.      Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

14.      Stock Options

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense is recorded using the front loaded method.

15.      Revenue Recognition

Revenue is recognized by the Company when goods are shipped.

16.      Shipping and Handling Costs

The Company records shipping and handling costs as net sales on the statement of operations. There were $2,544,000, $2,176,000 and $1,771,000 of shipping and handling costs for the years ended December 31, 2000, 1999 and 1998, respectively.

17.      Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $762,000, $2,089,000 and $2,971,000 for 2000, 1999 and 1998, respectively, and are included in cost of sales.

18.      Net Earnings (Loss) Per Share

Net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year (1,981,716 shares, 1,966,111 shares and 1,955,772 shares in 2000, 1999 and 1998, respectively). In 2000 and 1999, for purposes of computing diluted net earnings per share, the 115,000 stock options granted in 1999 under the stock option plan were considered antidilutive because their exercise prices were greater than the average market price of the common shares.

19.  Prospective Accounting Pronouncements

The Company believes the adoption of new accounting pronouncements will not have a significant impact on results of operations or financial position.

NOTE B - GOING CONCERN

The Company experienced a net loss during the year ended December 31, 2000 of $3,066,000, resulting largely from significant increases in the cost of raw materials and energy that it was not able to fully pass along to its customers. This loss prevented the Company from meeting some of the financial covenants, as required in its revolving credit agreement and Industrial Development Revenue Bonds (IDRBs). During the year, the financial covenants were amended, (See Note
G) to concentrate more on the minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) level of the Company. On March 7, 2001, waivers for violations of covenants were obtained from the lending institutions through the year ended December 31, 2000. However, the Company is in default under the minimum EBITDA covenant, which involves a trailing one year calculation, and the minimum tangible net worth covenants for both January and February 2001. As such, the debt associated with these agreements has been classified as short-term in the accompanying financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to maintain its present financing or obtain alternative debt financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue operating.

Management has taken a number of actions related to the Company's situation. The Company has engaged outside consultants to assist it in its search for alternative financing sources to meet its working capital requirements. A review of operations has been completed and an operational plan developed and recently implemented that is expected to optimize efficiencies and better match demand for product through management of paper machine downtime. Integral to this plan, flexibility has been enhanced in the manufacturing operation and, as of March 1, 2001, certain concessions have been received from all Company employees relating to future wage increases, vacations and benefits. The Company continues to make inroads in selling specialty grades of paper, to protect itself from cycles within the paper industry and to improve its profitability. Management has placed emphasis on selling products, which utilize the Company's diverse manufacturing and converting capabilities.



NOTE C - RECEIVABLE ALLOWANCES

The receivable allowances at December 31, 2000 and 1999 are as follows (in thousands):

                                                 2000               1999
                                               --------           -------

      Sales returns and allowances               $102               $205
      Cash discounts                               34                 43
      Doubtful accounts                            14                 48
                                                 ----               ----
                                                 $150               $296
                                                  ===                ===

NOTE D - INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 2000 and 1999 are as follows (in thousands):

                                                 2000               1999
                                               --------           -------

   Raw Materials                                 $1,291            $1,559
   Work-in-process and finished stock             5,228             6,260
                                                  -----             -----
                                                 $6,519            $7,819
                                                  =====             =====

The first-in, first-out ("FIFO") cost of raw materials, work-in-process and finished stock inventories approximated $11,208,000 and $11,890,000 at December 31, 2000 and 1999, respectively. It is not practical to separate finished stock and work-in-process inventories. The LIFO cost method had the effect of increasing net loss by $618,000 ($(0.31) per share) in 2000. The impact of the LIFO cost method on net income for 1999 and 1998 was not significant.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31 are as follows (in thousands):

                                                  2000               1999
                                                --------           -------

     Machinery and equipment                     $60,605           $58,392
     Buildings                                     9,104             8,698
     Land                                            199               199
     Construction-in-progress - equipment             13               567
                                               ---------          --------
                                                  69,921            67,856
     Accumulated depreciation                     43,504            40,616
                                               ---------          --------
                                                 $26,417           $27,240
                                               =========          ========

At December 31, 2000 and 1999, $18,289,000 and $17,302,000, respectively, of fully depreciated assets were still in use. During 1998, the Company sold its training facility for $725,000 resulting in a gain of $611,000.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and 1999 are as follows (in thousands):


                                                 2000               1999
                                               --------           -------

   Compensation and related taxes               $1,646            $1,530
   Profit sharing                                  505               522
   Other                                           806             1,074
                                                ------            ------
                                                $2,957            $3,126
                                                ======            ======

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following (in thousands):

                                                 2000               1999
                                               --------           -------

Revolving Credit Agreement                     $11,500             $10,700
Industrial Development Revenue
   Bonds ("IDRBs")                               3,590               4,550
Urban Development Action Grant ("UDAG")          1,432               1,515
                                               -------             -------
                                                16,522              16,765
     Current portion                            15,212               1,060
                                                ------             -------
                                               $ 1,310             $15,705
                                                ======             =======

The Company's revolving credit agreement provides for borrowings up to $12 million and extends to November 2003. A commitment fee of 1/2% is payable for unused amounts. Interest on borrowings is at various rates equal to the LIBOR rate plus 3.25% (totaling 9.91% at December 31, 2000). Borrowings are collateralized by cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, inventory and certain property, plant and equipment. In 2000 and 1999, the Company issued an irrevocable letter of credit under the revolving credit facility to the Wisconsin Department of Natural Resources ("WDNR") for approximately $107,000 and $53,000, respectively (note
N).

The IDRBs require varying quarterly installments of $140,000 plus interest quarterly through October 1, 2006, with payment of the remaining balance due December 1, 2006. Principal installments of $65,000 and $35,000 are due February 1, 2001 and July 1, 2001, respectively. These installments are in addition to the quarterly installments. Interest on the IDRBs is payable at floating rates determined by remarketing agents (4.95% at December 31, 2000). The IDRBs are collateralized by bank letters of credit expiring in 2003. The Company pays annual fees at 1.25% of the amount available under the letters of credit.

At December 31, 2000, the revolving credit facility and certain IDRBs required, among other items, the Company to maintain a fixed charge coverage ratio of 1.00 for periods from June 30, 2001 through September 29, 2001 and 1.15 for periods thereafter; a debt leverage ratio of 4.00 from June 30, 2001 through September 29, 2001 and 3.75 for periods thereafter; and a minimum tangible net worth, as outlined in the agreements. The Company has a requirement to maintain minimum levels, as outlined in the agreements, of EBITDA, calculated on a monthly basis cumulatively for the period July 1, 2000 to June 30, 2001. Capital expenditures are limited to $2,700,000 in 2001 and periods thereafter. The Company was not in compliance with the minimal level of EBITDA and tangible net worth at December 31, 2000. On March 7, 2001, the Company received waivers related to this noncompliance at December 31, 2000. However, the Company is in default under the minimum EBITDA covenant, which involves a trailing one-year calculation, and the minimum tangible net worth covenants for both January and February 2001. Accordingly, the revolving credit facility and IDRBs amounting to $15,090,000 are classified as short-term in the accompanying balance sheet (note B).

The UDAG debt is due in monthly installments of $15,910, including interest at an effective rate of approximately 5.0%, through maturity in June 2010. This grant is collateralized by certain machinery and equipment.

Future maturities of all long-term debt are as follows (in thousands):

           Year ended December 31,

                      2001                                $15,212
                      2002                                    129
                      2003                                    135
                      2004                                    142
                      2005                                    149
                      2006 and thereafter                     755
                                                        ---------
                                                          $16,522
                                                        =========

NOTE H - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                     2000      1999       1998
                                                     ----      ----      -----
       Currently payable (refundable):
           Federal                                 $(211)       $62       $179
           State                                        -        17        132
                                                   ------    ------     ------
                                                    (211)        79        311
       Deferred:
           Federal                                  (680)       222        336
           State                                        -      (22)        250
                                                   ------    ------     ------
                                                    (680)       200        586
                                                   ------    ------     ------
                                                   $(891)      $279       $897
                                                   ======    ======     ======

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                                    2000       1999       1998
                                                  --------    ------    --------

      Statutory Federal tax rate                    (34.0)%     34.0%     34.0%
      Increase in valuation reserve                  11.5          -         -
      Tax-exempt income - life insurance
        proceeds                                        -       (9.4)        -
      State tax                                         -       (5.7)        -
      Other                                             -        0.9         -
                                                   ------     ------    ------

              Effective tax rate                    (22.5)%     19.8%     34.0%
                                                   ======     ======    ======

The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                         2000            1999
                                                      ---------        --------
   Deferred tax assets:
     Accounts receivable                               $     60        $    101
     Inventories                                             64             217
     Accrued expenses                                       572             570
     Deferred compensation                                   47              69
     Postretirement benefits                                174             222
     Tax credit carryforwards                             3,155           3,019
     Federal net operating loss carryforward              1,394               -
     State net operating loss carryforwards                 422             315
     State credit carryforwards                           1,580           1,460
     Valuation allowance                                 (2,796)         (1,835)
                                                         -------          ------
                                                          4,672           4,138
   Deferred tax liabilities:
     Fixed assets                                        (4,672)         (4,818)
                                                         ------          ------
                Net liability                        $       -         $   (680)
                                                     ==========         =======

For Federal income tax purposes, the Company has net operating loss carryforwards, research and development credit carryovers and alternative minimum tax credit carryovers of $4,100,000, $1,315,000 and $1,840,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $15,704,000 and $1,580,000, respectively. Certain carryforwards expire at various times over the next 20 years. For financial reporting purposes, a valuation allowance has been established to the extent that federal and state carryforwards, absent future taxable income, will expire unused. The valuation allowance increased $961,000 due primarily to the likelihood of realization of the benefits related to the federal and state net operating loss and tax credit carryforwards.

NOTE I - EMPLOYEE BENEFITS

The Company has defined contribution plans covering substantially all employees. Contribution expenses associated with these plans were $505,000, $522,000 and $496,000 in 2000, 1999 and 1998, respectively.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows (in thousands):

                                           2000         1999           1998
                                         --------     --------        ------

         Interest                         $1,250        $1,080          $1,235
         Income taxes                        -             438              57

    Noncash investing and financing activity:

At December 31, 2000, 1999 and 1998, accounts payable included $12,000, $97,000 and $22,000 respectively, for property and equipment additions.

NOTE K - OPERATING SEGMENTS

The Company has two business segments, paper products and printing and converting services. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment, as well as films and non-woven materials from other customers.

The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Intersegment revenue relates to the transfer of material or provision of services between the two segments. The Company evaluates the performance of its segments and allocates resources to them based on net income. There are no jointly used or allocated assets between the segments.

The following provides information on the Company's segments (in thousands):

                                   Paper Products             Printing and Converting               Total
                                   --------------             -----------------------               -----
                             2000        1999       1998      2000     1999      1998      2000     1999      1998
                             ----        ----       ----      ----     ----      ----      ----     ----      ----

  Revenues from
  external customers         $ 63,102   $ 58,379  $  60,648  $10,244    $ 8,645  $ 5,079  $73,346  $ 67,024  $ 65,727

  Intersegment revenues         2,447      2,858        588    1,269      1,506    1,630    3,716     4,364     2,218

  Depreciation                  2,773      2,634      2,560      232        219      192    3,005     2,853     2,752

  Interest and dividend
  income                           28         69        214       16         16       23       44        85       237

  Interest expense              1,185        997      1,097       65         67       99    1,250     1,064     1,196

  Executive termination
  costs                             -          -        286        -          -        -        -         -       286

  Gain from life
  insurance proceeds                -        391          -        -          -        -        -       391         -

  Gain (loss) from
  disposal of
  long-lived assets              (19)          -        632      (3)          -        -     (22)         -       632

  Loss on disposal of
  trade credits                   440          -          -        -          -        -      440         -         -

  Income tax (benefit)
  provision                   (1,332)       (69)        862      441        348       35    (891)       279       897

  Segment income (loss)       (4,229)        448      1,490    1,163        689      254  (3,066)     1,137     1,744

  Segment assets               39,815     44,188     43,605    6,349      5,857    5,397   46,161    50,045    49,002

  Expenditures for
  long-lived assets             2,146      2,490      2,498      119        325      506    2,265     2,815     3,004


The following is a reconciliation of segment information to consolidated information (in thousands):

                                                          2000              1999           1998
                                                       -----------       ---------      ----------
    Revenues:
       Total revenues for reportable segments             $77,062          $71,388         $67,945
       Elimination of intersegment revenues                (3,716)          (4,364)         (2,218)
                                                          -------          -------         -------

          Total consolidated revenues                     $73,346          $67,024         $65,727
                                                           ======          =======          ======

    Assets:

       Total assets for reportable segments               $46,161          $50,045         $49,002
       Elimination of intersegment receivables             (2,054)          (2,401)           (253)
       Elimination of intersegment investment                (750)            (750)           (750)
                                                          -------         --------        --------

          Total consolidated assets                       $43,357          $46,894         $47,999
                                                           ======           ======          ======

Total segment income and other significant items are the same as the consolidated information.

All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico and are immaterial to total revenues.


NOTE L - DIRECTOR STOCK GRANT PLANS

In 1999 and 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 50,000 shares of Common Stock was reserved for issuance. Each Director of the Company is to receive a grant of Common Stock in partial payment of his or her director's fee. During 2000, 1999 and 1998, 14,249, 13,446 and 8,867 shares, respectively, were issued from treasury stock, at a value of $64,000, $90,000 and $69,000, respectively.


NOTE M - STOCK OPTION PLAN

On May 11, 1999, the Company established an incentive stock option plan ("Plan") as a mechanism to attract and retain its officers and key employees by providing additional performance incentives and the opportunity to share ownership in the Company. The Plan allows the Company to grant options for 130,000 common shares. Options awarded under the Plan vest over a three or five year period and expire in five to nine years.

In 1999, the Company granted 115,000 options at an average exercise price of $8.42 per common share. At the date of grant, the market value of the stock was less than the exercise price of the options. As the plan is accounted for under APB Opinion 25, no compensation cost has been recognized for the plan. No options were granted, exercised or forfeited in 2000. As of December 31, 2000 and 1999, 91,000 and 64,000 options were vested, respectively.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS 123, the impact on net loss, net loss per share and shareholders' equity for 2000 would not have been significant. The impact on net income and net earnings per share would have been $774,000 and $0.39 for 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 58%, risk-free interest rates ranging from 5.5 to 5.8%, and expected lives of 4 to 8 years.

NOTE N - COMMITMENTS AND CONTINGENCIES

Rental Agreements

The Company leases certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $734,000, $516,000 and $222,200 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum rental payments are as follows (in thousands):

                    Year ended December 31,

             2001                               $ 643
             2002                                 609
             2003                                 601
             2004                                 492
             2005                                 277
             2006 and thereafter                  314
                                               ------
                                               $2,936
                                               ======
Environmental Matters

In May 1999, the Company entered into an agreement with the WDNR related to the closure of a solid waste landfill. All costs associated with the initial closure of this landfill have been completed as of December 31, 1999. As part of the closure agreement, the Company is required to provide proof of responsibility for any future remediation efforts if environmental problems are detected at this site. This amount increases over a five-year period from $53,000 as of July 31, 1999 to $297,000 as of July 31, 2003. The Company has met this requirement as of December 31, 2000 and 1999 by having an irrevocable letter of credit granted to the benefit of WDNR in the amount of $107,000 and $53,000, respectively.


NOTE O -SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands):

                                                           Fiscal Quarter
                                -----------------------------------------------------------------------
                                   First         Second          Third          Fourth          Total
                                -----------    ---------       ----------      --------       ---------
    2000*
   ------
Net Sales                        $ 18,384       $ 19,794        $ 17,830        $ 17,338        $ 73,346

Gross profit (loss)                 1,654            559             310            (114)          2,409

Net income (loss)                      89           (658)           (673)         (1,824)         (3,066)

Basic and diluted earnings
  (loss) per share                   0.04          (0.33)          (0.34)          (0.92)          (1.55)




    1999
   ------

Net sales                        $ 15,326       $ 16,668        $ 17,413        $ 17,617        $ 67,024

Gross profit                        1,901          2,111             540           2,136           6,688

Net income (loss)                     374            625            (523)            661           1,137

Basic and diluted earnings
  (loss) per share                   0.19           0.32           (0.27)           0.34            0.58

*The fourth quarter includes a write-off of trade credits amounting to approximately $440,000, or a $0.22 net loss per share (note A11), and a LIFO adjustment amounting to approximately $555,000, or a $0.28 net loss per share.

NOTE P - SUBSEQUENT EVENT - UNION CONCESSIONS

In February 2001, Management presented a plan to Company employees at its Peshtigo facility (paper products segment) to reduce costs and improve efficiencies. Inherent in this plan were a contract extension, a wage freeze, participation in the costs of medical and dental insurance, changes in vacation policies and various work rules.

On March 1, 2001, the collective bargaining units ratified Management's requests for concessions. These cost reductions and productivity improvements are expected to impact the Company's results beginning in the second quarter of 2001.



PART III

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

No such disagreements have occurred.

Item 10.  Directors and executive officers of the registrant

(a)  Directors of the registrant

The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Other Matters" set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

(b)  Executive officers of registrant

                                                                                 Period Served
      Name          Age               Office                                     In This Office

Michael J. Bekes     43     Vice President/COO of the Company                     5 years
                            Vice President/COO, Fletcher Paper Co.                1 1/2years
                            Mill Manager, Fletcher Paper Co.                     1/2 year
                            Manager of Operations, Fletcher Paper Co.             5 1/2years



Clifton A. Martin    49     Vice President, Badger Paper Flexible Pkg.            4 3/4years
                            General Manager, Badger Paper Flexible Packaging      3 3/4years
                            Sales Representative of the Company                   6 1/2years



Mark C. Neumann      41     Vice President/Sales of the Company                   5 3/4years
                            Director of Marketing of the Company                  2 3/4years
                            Sales Representative of the Company                   7 1/2years



Officers are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders or until their successors are elected and qualified. There is no arrangement or understanding between any of the above officers or any other person pursuant to which such officer was selected for the office held. No family relationship of any kind exists between the officers.


ITEM 11.  Executive compensation

The information required by this item is incorporated by reference from the information included under the caption "Executive Compensation" set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

Item 12.  Security ownership of certain beneficial owners and management

(a)  Security ownership of certain beneficial owners

The information required by this item is incorporated by reference from the information included under the caption "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

(b)  Security ownership of management

The information required by this item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors", set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

Item 13.  Certain relationships and related transactions

The information required by this item is incorporated by reference from the information included under the caption, "Certain Relationships and Transactions," set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  (1) List of financial statements:

The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                           Pages

    Report of Independent Accountants........................................13
    Consolidated balance sheets, December 31, 2000 and 1999..................14
    Consolidated statements of operations for the years ended
      December 31, 2000, 1999 and 1998.......................................15
    Consolidated statements of changes in shareholders' equity for the years ended December 31, 2000, 1999 and 1998...................16
    Consolidated statements of cash flows for the years ended
      December 31, 2000, 1999 and 1998.......................................17
    Notes to financial statements............................................18

(a)  (2) List of financial schedules:

The following is a listing of data submitted herewith:

    Report of independent accountants on financial statement schedule........34
    Schedule for the years ended December 31, 2000,
      1999 and 1998 II  Valuation and qualifying accounts
      and reserves...........................................................35

Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.


(a)      (3)  Exhibits

Number      Registration

(3) (i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

    (ii) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

   (iii) Second Amendment to Amended and Restated Credit Agreement dated as of March 9, 2000, by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent (Incorporated by reference to Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    (iv) Third Amendment to Amended and Restated Credit Agreement dated as of September 12, 2000 (but effective as of August 14, 2000), by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

   (vii) Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

  (viii) Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    (ix) Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

(23)  Consent of Independent Public Accountants

(99) Definitive Proxy Statement for 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each of the "material contracts" represents a management compensatory agreement or arrangement.

(b)  Reports on Form 8-K:

     (i) No reports on Form 8-K were filed during the fourth quarter of 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   March 27, 2001                      BADGER PAPER MILLS, INC.


                                             /s/ Harold J. Bergman
                                            -------------------------------
                                            By:  Harold J. Bergman
                                                 Executive Committee Member

                                             /s/ James L. Kemerling
                                            -------------------------------
                                            By:  James L. Kemerling
                                                 Executive Committee Member


                                             /s/ William A. Raaths
                                            -------------------------------
                                            By:  William A. Raaths
                                                 Executive Committee Member

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Harold J. Bergman,      Director                 Date:  March 19, 2001
--------------------------
Harold J. Bergman


/s/ L. Harvey Buek,         Director                 Date:  March 19, 2001
--------------------------
L. Harvey Buek


/s/ Mark D. Burish,         Director                 Date:  March 19, 2001
--------------------------
Mark D. Burish


/s/ James L. Kemerling,     Director                 Date:  March 19, 2001
--------------------------
James L. Kemerling


/s/ John T. Paprocki,       Director                 Date:  March 19, 2001
--------------------------
John T. Paprocki


/s/ William A. Raaths,      Director                 Date:  March 19, 2001
--------------------------
William A. Raaths

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT







To the Shareholders and
  Board of Directors
Badger Paper Mills, Inc.
  and Subsidiary
Peshtigo, Wisconsin


Our report on the 2000, 1999 and 1998 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 13 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K.

In our opinion, the 2000, 1999 and 1998 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Appleton, Wisconsin

January 26, 2001 (except for Note P,
   as to which the date is March 1, 2001
   and Notes B and G, as to which the date
   is March 7, 2001)

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2000, 1999 and 1998 (in thousands)

                 Column A                      Column B        Column C        Column D         Column E
                 --------                      --------        --------        --------         --------
                                                              Additions
                                              Balance at      charged to                        Balance
                                              beginning       costs and         Deduc-         at end of
                Description                    of year         expenses         tions             year


Deducted in the balance sheet from
 the assets to which they apply:

Allowance for discounts, doubtful
 accounts and claims/allowances:

Year ended December 31, 2000:
  Doubtful accounts and
     claims/allowances                            $253          $1,054          $1,190   (A)       $117
  Discounts                                         43             743             753   (B)         33
                                                 -----          ------          ------            -----
                                                  $296          $1,797          $1,943             $150
                                                 =====          ======          ======             ====
Year ended December 31, 1999:
  Doubtful accounts and
     claims/allowances                            $213           $ 574           $534   (A)        $253
  Discounts                                         31             679            667   (B)          43
                                                 -----          ------         ------              ----
                                                  $244          $1,253         $1,201              $296
                                                 =====          ======         ======              ====

Year ended December 31, 1998:
  Doubtful accounts and
     claims/allowances                            $283            $780          $ 850   (A)        $213
  Discounts                                         35             661            665   (B)          31
                                                 -----          ------         ------              ----
                                                  $318          $1,441         $1,515              $244
                                                 =====          ======         ======              ====


(A)  Write-off of uncollectable accounts and claims for products

(B)  Discounts taken and allowed

     Column C(2) has been omitted as the answer would be "None."


Shareholders' information

Market makers:                                  Stock transfer agent:
Herzog, Heine, Geduld, Inc. (HRZG)              Computershare Investor Services
Spear, Leeds & Kellogg (SLKC)                   2 North LaSalle Street
                                                Chicago, Illinois 60602


Stock price and dividend information:

The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported by Nasdaq SmallCap Market.

Quarterly Price Ranges of Stock:


                                      2000                      1999
                                      ----                      ----
         Quarter                  High          Low         High          Low
         -------                  ----          ---         ----          ---
                                 $6.500       $3.750       $9.000       $6.500
         First
                                 $5.375       $4.063       $7.500       $6.375
         Second
                                 $4.438       $3.313       $8.625       $6.750
         Third
                                 $4.500       $2.000       $8.500       $4.000
         Fourth


Quarterly Dividends Per Share:

The Company's line of credit maintains certain covenants, which limit the Company's ability to pay dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."


Annual meeting of shareholders:

The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 8, 2001, at 10:00 a.m.

                             DIRECTORS AND OFFICERS



Board of Directors:

Harold J. Bergman
     Retired President & CEO
     Riverside Paper Corp.

L. Harvey Buek
     LHB - O & M Consulting

Mark D. Burish
     President
     Hurley, Burish & Milliken, SC

James L. Kemerling
     President & CEO
     Riiser Oil Company, Inc.

John T. Paprocki
     Senior Manager
     Virchow Krause Valuation LLC

William A. Raaths
     President & CEO
     Anchor Food Products, Inc..

Corporate Officers:

Executive Committee:
     Harold J. Bergman
     James L. Kemerling
     William A. Raaths

Michael J. Bekes
     Vice President and COO

Clifton A. Martin
     Vice President
     Badger Paper Flexible Packaging Div.

Mark C. Neumann
     Vice President/Sales

Mark D. Burish
     Secretary

Susan A. Rudolph
     Assistant Secretary

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Numbers    Description

(3) (i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

    (ii) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

   (iii) Second Amendment to Amended and Restated Credit Agreement dated as of March 9, 2000, by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent (Incorporated by reference to Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    (vi) Third Amendment to Amended and Restated Credit Agreement dated as of September 12, 2000 (but effective as of August 14, 2000), by and between Badger Paper Mills, Inc. (individually and as successor by merger to Badger Paper Mills Flexible Packaging Division, Inc.), the Lenders, and Harris Trust and Savings Bank, as Agent (Incorporated by reference to Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).


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

   (vii) Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

  (viii) Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    (ix) Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

(23)     Consent of Independent Public Accountants

(99) Definitive Proxy Statement for 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each of the "material contracts" represents a management compensatory agreement or arrangement.