Form 10-Q
period 2001-03-31
BADGER PAPER MILLS INC
filed 2001-05-08
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 1,988,417 as of March 31, 2001.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Interim Statements of Income
          Three Months Ended March 31, 2001 and 2000......................   3

          Condensed Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000............................   4

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2001 and 2000......................   5

          Notes to Consolidated Financial Statements...................... 6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................8-10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  11


                           PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K................................  11


                                   SIGNATURES

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (UNAUDITED)


-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
                                                 For Three Months Ended March 31
                                                 ------------------------------
                                                     2001              2000
                                                 -----------       ------------

Net Sales                                        $    20,720       $    18,384
Cost of Sales                                         19,233            16,730
                                                 -----------       -----------
Gross Margin                                           1,487             1,654

Selling and Administrative Expenses                    1,160             1,285
                                                 -----------       -----------
Operating Income                                         327               369

Interest Expense                                        (319)             (281)
Interest Income                                            7                11
Gain on Sale of Property, Plant & Equipment            1,304              --
Other Income                                              34                36
                                                 -----------       -----------
Income Before Income Taxes                             1,353               135

Income Tax Expense                                       460                46
                                                 -----------       -----------
Net Income                                       $       893       $        89
                                                 -----------       -----------


Net Earnings Per Share - Basic                   $      0.45       $      0.04
Net Earnings Per Share - Diluted                 $      0.45       $      0.04

Average Shares Outstanding - Basic                 1,988,417         1,975,570
Average Shares Outstanding - Diluted               1,988,417         1,975,570




See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
(Dollars in thousands)
                                                 March 31,        December 31,
                                                    2001             2000
                                                 ---------        -----------
ASSETS:
Current Assets:
  Cash & Cash Equivalents                        $  1,380          $    980
  Certificates of Deposit                            --                 100
  Accounts Receivable, Net                          8,759             6,608
  Inventories                                       4,442             6,519
  Refundable Income Taxes                             162               300
  Other Current Assets                                680               571
                                                 --------          --------
Total Current Assets                               15,423            15,078

Property, Plant, & Equipment                       69,827            69,921
Less: Allowance for Depreciation & Depletion      (44,177)          (43,504)
                                                 --------          --------
Total Property, Plant & Equipment, Net             25,650            26,417

Other Assets                                        1,733             1,862
                                                 --------          --------
TOTAL ASSETS                                     $ 42,806          $ 43,357
                                                 --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current Portion of Long-Term Debt              $ 13,712          $ 15,212
  Accounts Payable                                  7,143             6,859
  Accrued Liabilities                               2,367             2,957
                                                 --------          --------
Total Current Liabilities                          23,222            25,028

Deferred Income Taxes Payable                         458              --
Long-Term Debt                                      1,239             1,310
Other Liabilities                                     512               537
                                                 --------          --------
TOTAL LIABILITIES                                  25,431            26,875
                                                 --------          --------

Stockholders' Equity:
Common Stock, No Par Value                          2,700             2,700
  4,000,000 Shares Authorized
  2,160,000 Shares Issued
Additional Paid-in Capital                            170               170
Retained Earnings                                  16,260            15,367
Less Treasury Shares at Cost:                      (1,755)           (1,755)
  171,583 Shares at 3/31/01 and 181,626
  Shares at 12/31/00
                                                 --------          --------
TOTAL STOCKHOLDERS' EQUITY                         17,375            16,482
                                                 --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 42,806          $ 43,357
                                                 --------          --------

  See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
(Dollars in thousands)
                                                          For Three Months Ended
                                                                 March 31
                                                          ---------------------
                                                             2001       2000
                                                           --------   -------
Cash Flows from Operating Activities:
  Net Income                                               $   893    $    89
  Adjustments to Reconcile to Net Cash
    Provided by (Used in) Operating Activities:
   Depreciation                                                736        770
   Deferred Income Taxes                                       458       --
   Director's Fees Paid in Stock                              --           22
   Gain on Sale of Land                                     (1,304)      --

  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable, Net          (2,151)    (1,571)
   (Increase) Decrease in Inventories                        2,077       (792)
   Increase (Decrease) in Accounts Payable                     284      1,407
   Increase (Decrease) in Accrued Liabilities                 (590)      (396)
   Deferred Income Taxes Refundable (Payable)                  138         46
   (Increase) Decrease in Other                                 (5)        74
                                                           -------    -------
   Net Cash Provided by (Used in) Operating Activities         536       (351)
                                                           -------    -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment, Net             (80)      (395)
   Proceeds from Sale of Land                                1,415       --
   Net Acquisition of Certificates of Deposit                 --          100
   Proceeds from Sales of Marketable Securities               --            9
                                                           -------    -------
   Net Cash (Used in) Provided by Investing Activities       1,335       (286)
                                                           -------    -------

Cash Flows from Financing Activities:
   Increase to (Payments on) Long-Term Debt                   (311)      (256)
   Increase to (Decrease in) Revolving Credit Borrowings    (1,260)       900
                                                           -------    -------
   Net Cash (Used in) Provided by Financing Activities      (1,571)       644
                                                           -------    -------


Net (Decrease) Increase in Cash and Cash Equivalents           300          7

Cash and Cash Equivalents:
   Beginning of Period                                       1,080        669
                                                           -------    -------
   End of Period                                           $ 1,380    $   676
                                                           -------    -------



  See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying condensed financial statements, in the opinion of management, include all adjustments which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Form 10-K for the year ended December 31, 2000, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month periods ended March 31, 2001 and 2000.

Note 3.  Earnings per Share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to stock options granted under the incentive stock option plan approved at the annual meeting on May 12, 1999. The stock options became outstanding in the second quarter of 1999 and had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25), and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended March 31, 2001.

Note 5.  Inventories

The major components of inventories were as follows:

--------------------------------------------------------------------------------
(In thousands of dollars)                       March 31,       December 31,
                                                2001            2000
                                                -------------   ----------------

Raw Materials                                        $ 2,638            $ 1,807
Finished Goods and Work in Process                     6,551              9,401
                                                -------------   ----------------
                                                     $ 9,189           $ 11,208
Less: LIFO Reserve                                    (4,747)            (4,689)
                                                -------------   ----------------
     Total Inventories                               $ 4,442            $ 6,519
                                                =============   ================

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

---------------------------------------------------------------------------------------------------------------------------------
    (Dollars in thousands)
                                          PAPER PRODUCTS               PRINTING & CONVERTING                TOTAL
                                   -----------------------------  --------------------------------  -----------------------------
                                         For Three Months                For Three Months              For Three Months
                                          Ended March 31                  Ended March 31                Ended March 31
                                   -----------------------------  --------------------------------  -----------------------------
                                       2001           2000             2001             2000            2001            2000
                                   -------------  --------------  ---------------  ---------------  --------------  -------------

    Net sales                        $ 17,616        $ 15,811         $ 3,104          $ 2,573        $ 20,720       $ 18,384
    Intersegment revenues                 705             900             321              308           1,025          1,208
    Segment income before tax             906            (411)            447              546           1,353            135
    Segment assets                     37,804          44,307           6,451            6,101          44,255         50,408


    The following is a reconciliation of segment information to consolidated information:

                                                -------------------------------
                                                       For Three Months
                                                        Ended March 31
                                                    2001             2000
                                                --------------  ---------------
  Revenues:
       Total net sales for segment                    $21,745         $ 19,592
       Elimination of intersegment receivables         (1,025)          (1,208)
                                                --------------  ---------------
       Total consolidated revenues                    $20,720         $ 18,384
                                                ==============  ===============

  Assets:
       Total assets for reporting segments            $44,255         $ 50,408
       Elimination of intersegment receivables           (699)            (705)
       Elimination of intersegment investments           (750)            (750)
                                                --------------  ---------------
       Total consolidated assets                      $42,806         $ 48,953
                                                ==============  ===============


    Total segment income, assets and other significant items are the same as the consolidated information. All operations of the Company are located in the United States. Net sales from foreign countries are immaterial to total revenues.

Note 7.  Financial Results and Liquidity

As discussed in detail in the Company's 2000 Annual Report on Form 10-K, the Company was in violation of certain of its financial covenants under its revolving credit agreement and industrial development revenue bonds. The Company's fiscal 2000 loss and these continuing covenant violations led to the issuance of a "going concern" opinion at December 31, 2000. While waivers for these covenant violations have been obtained through the quarter ended March 31, 2001, the Company continues to be in violation of these covenants and therefore the debt associated with these agreements has been classified as short-term in the accompanying unaudited financial statements.

The financial statements, as presented, do not include any estimates relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue operating. Recoverability of a major portion of the recorded asset amounts is dependent upon the continued operations of the Company and its ability to maintain its present financing or obtain alternative debt financing, as well as succeed in future operations.

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

o Changes in the price of pulp, the Company's principal raw material. All of the Company's pulp needs are purchased on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

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

                              Results of Operations

Net Sales

First Quarter 2001 net sales of $20,720,000 represented an increase of 12.7% from the same period a year ago. Price increases implemented during the quarter and the changing nature of the Company's product mix toward higher priced-higher margin products contributed to the overall increase.

Paper products segment net sales for the First Quarter 2001 were $17,616,000, an increase of 11.5% over the prior year. Shipped volumes increased approximately 2% in the same period, while average selling prices increased 6.6%, despite continuing weak market conditions. Paper products sales represented 85% of total Company net sales.

Paper and converting segment net sales of $3,104,000 for the First Quarter 2001 represented an increase of 20.6% over last year. Net sales for this segment represented 15% of total Company net sales.

Gross Profit

Gross profit in the First Quarter 2001 was $1,487,000, or 7.2% of net sales, and compares to $1,654,000, or 9% of net sales a year ago. The period-to-period gross profit reduction resulted from the impact of higher pulp and energy costs that rose in the second half of 2000 and continued through the First Quarter 2001.

Pulp prices declined in the latter part of the First Quarter 2001. While the Company has experienced some reduced pricing on this critical raw material, there is no guarantee that the price trend will continue long term. The benefits of this decline are expected to favorably impact the Second Quarter 2001 results.

Selling and Administration

Selling and administrative expenses of $1,160,000 in the First Quarter 2001 compared favorably to the $1,285,000 reported in the First Quarter of 2000. This 9.7% decrease is the result of staff reductions experienced in the latter part of 2000, as well as several vacancies within the Company's key managerial staff. It is expected that these vacant key positions will be filled in the near future.

Other Income and Expense

Other income and expenses in the First Quarter 2001 included the sale of several timberland tracts held as assets of the Company that were acquired a number of years ago. These sales provided approximately $1.3 million in pretax gains during the quarter, and a similar amount of cash proceeds were used to reduce outstanding bank debt during the latter part of the First Quarter 2001. This sale represents the largest of the Company's land holdings and future sales, if any, cannot be expected to bring as significant a return to the Company.

Net Income

Net income resulting from the First Quarter 2001 activities amounted to $893,000, up from the $89,000 reported for the First Quarter 2000. While the majority of the First Quarter 2001 net income is attributable to the sale of timberlands, the Company would have been profitable without this transaction.

During the First Quarter 2001, the Company asked for, and its union and salaried employees agreed to, certain concessions to assist in the recovery of profitability for the Company. These concessions included a wage freeze, employee participation in the cost of insurance benefits, certain work rule and vacation changes, and an extension of the union contracts through May 2002. While the Company began to implement some of these concessions in March 2001, the impact to the Company's profitability is not expected to be visible until the Second Quarter 2001.


                         Capital Resources and Liquidity

Cash flow from operations produced cash of $536,000 during the First Quarter 2001, a significant improvement over operational cash flows in the same period a year ago. Reductions in on-hand inventories were offset by increases in working capital needed to fund trade receivables as business improved from the Fourth Quarter 2000 and sales increased.

As of March 31, 2001, the Company had available capital resources to fund its ongoing operations of $1,380,000 in cash and approximately $600,000 of its $10,900,000 revolving credit facility. The aforementioned land sale proceeds of roughly $1.1 million were used to reduce the outstanding revolving debt and, through an agreement with the Company's commercial lender, the total credit facility was also reduced by the same $1.1 million. During the First Quarter 2001, The Company also paid down approximately $311,000 on its industrial revenue bonds and other long-term debt facilities. The Company is current with its lenders on all fees and interest.

While the First Quarter 2001 results provided improvement in the financial ratios used as covenants in its revolving credit agreement, the Company remained in violation of certain of these measures. Waivers have been obtained from the covenants through March 31, 2001. While management has been successful in obtaining waivers of these financial covenants in the past, there are no assurances of the Company's ability to do so in the future.

During the Fourth Quarter of 2000, the Company engaged an outside consultant to assist it in its efforts to review financing alternatives to its present revolving and long-term credit facilities. While this process has begun, no concrete plan to refinance the Company's revolving and long-term debt has yet been developed. There can be no assurance that this refinancing effort will be successful.


                              Capital Expenditures

Capital expenditures during the First Quarter 2001 amounted to $80,000, compared to the $395,000 expended in the same period in 2000. No major capital expenditures are currently contemplated.


                                   Cash Flows

The Company believes that cash, as provided from operations and under its revolving credit facility, is adequate to meet its current and anticipated working capital needs, as well as fund the Company's capital expenditures.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. Interest rates disclosed in the Company's annual report on Form 10-K for the year-ended December 31, 2000 have not materially changed.

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

                                                 BADGER PAPER MILLS, INC.



DATE:  May 8, 2001                               By: /s/ Harold J. Bergman
                                                    ----------------------------
                                                               Harold J. Bergman
                                                      Executive Committee Member



DATE:  May 8, 2001                               By: /s/ James L. Kemerling
                                                    ----------------------------
                                                              James L. Kemerling
                                                      Executive Committee Member


DATE:  May 8, 2001                               By: /s/ William A. Raaths
                                                    ----------------------------
                                                               William A. Raaths
                                                      Executive Committee Member