Form 10-Q
period 2001-06-30
BADGER PAPER MILLS INC
filed 2001-08-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,012,383 as of August 6, 2001.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                             No.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Interim Statement of Income
           Three Months and Six Months Ended June 30, 2001 and 2000           3

           Condensed Consolidated Balance Sheet
           June 30, 2001 and December 31, 2000                                4

           Condensed Consolidated Statement of Cash Flow
           Six Months Ended June 30, 2001 and 2000                            5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        11


                        PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 6.    Exhibits and Reports on Form 8-K                                  12



                                   SIGNATURES

                          BADGER PAPER MILLS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                        (UNAUDITED)


-----------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

                                           For Three Months            For Six Months
                                             Ended June 30             Ended June 30
                                           2001         2000         2001          2000
                                        ----------   ----------   ----------   ----------

Net Sales                               $  18,176    $  19,794    $  38,896    $  38,178
Cost of Sales                              15,306       19,235       34,539       35,965
                                        ---------    ---------    ---------    ---------
Gross Margin                                2,870          559        4,357        2,213

Selling and Administrative Expenses         1,523        1,299        2,683        2,584
                                        ---------    ---------    ---------    ---------
Operating Income                            1,347         (740)       1,674         (371)

Interest Expense                             (228)        (310)        (547)        (591)
Interest Income                                20           16           27           27
Gain on Sale of Property, Plant &
 Equipment                                    316            0        1,627            0
Other Income                                   55           36           82           72
                                        ---------    ---------    ---------    ---------
Income Before Income Taxes                  1,510         (998)       2,863         (863)

Income Tax Expense                            513         (340)         973         (294)
                                        ---------    ---------    ---------    ---------
Net Income                              $     997    $    (658)   $   1,890    $    (569)
                                        =========    =========    =========    =========


Net Earnings Per Share - Basic              $0.49       $(0.33)       $0.94       $(0.29)
Net Earnings Per Share - Diluted            $0.49       $(0.33)       $0.94       $(0.29)

Average Shares Outstanding - Basic      2,012,383    1,980,140    2,012,383    1,977,328
Average Shares Outstanding - Diluted    2,012,383    1,980,140    2,012,383    1,977,328



See Notes to Consolidated Financial Statements.

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                   June 30,
                                                     2001          December 31,
(Dollars in thousands)                            (Unaudited)          2000
                                                  -----------      ------------

ASSETS:
Current Assets:
  Cash & Cash Equivalents                          $   1,356         $    980
  Certificates of Deposit                                  -              100
  Accounts Receivable, Net                             6,846            6,608
  Inventories                                          5,112            6,519
  Refundable Income Taxes                                162              300
  Other Current Assets                                   675              571
                                                   ---------         --------
Total Current Assets                                  14,151           15,078

Property, Plant, Equipment & Timberlands              70,340           69,921
Less: Allowance for Depreciation & Depletion        (44,912)          (43,504)
                                                   ---------         --------
Total Property, Plant, Equipment
 & Timberlands, Net                                   25,428           26,417

Other Assets                                           1,792            1,862
                                                   ---------         --------
TOTAL ASSETS                                       $  41,371         $ 43,357
                                                   =========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current Portion of Long-Term Debt                   13,572         $ 15,212
  Accounts Payable                                     4,218            6,859
  Accrued Liabilities                                  2,553            2,957
                                                   ---------         --------
Total Current Liabilities                             20,343           25,028

Deferred Income Taxes                                    877                -
Long-Term Debt                                         1,210            1,310
Other Liabilities                                        498              537
                                                   ---------         --------
TOTAL LIABILITIES                                     22,928           26,875

Stockholders' Equity:
Common Stock, No Par Value                             2,700            2,700
  4,000,000 Shares Authorized
  2,160,000 Shares Issued
Additional Paid-in Capital                                83              170
Retained Earnings                                     17,256           15,367
Less Treasury Shares at Cost:
  147,617 Shares at 6/30/01 and
  181,626 Shares at 12/31/00                          (1,596)          (1,755)
                                                   ---------         --------
TOTAL STOCKHOLDERS' EQUITY                            18,443           16,482
                                                   ---------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  41,371         $ 43,357
                                                   =========         ========


See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in thousands)
                                                  For Six Months Ended June 30
                                                  ----------------------------
                                                     2001              2000
                                                   ---------         --------
Cash Flows from Operating Activities:
  Net Income                                       $   1,890         $   (569)
  Adjustments to Reconcile to Net Cash
    Provided By (Used in) Operating
     Activities:
    Depreciation                                       1,472            1,502
    Director's Fees Paid in Stock                         72               45
    Gain on Sale of Land                              (1,627)               -

  Changes in Assets and Liabilities:
    (Increase) Decrease in Accounts
     Receivable, Net                                    (238)          (2,317)
    (Increase) Decrease in Inventories                 1,407              853
    Increase (Decrease) in Accounts Payable           (2,641)           1,917
    Increase (Decrease) in Accrued Liabilities           473             (378)
    Income Taxes Refundable (Payable)                    138             (183)
    (Increase) Decrease in Other                         (73)             (92)
                                                   ---------         --------
    Net Cash Provided by (Used in)
     Operating Activities                                873              778
                                                   ---------         --------

Cash Flows From Investing Activities:
    Additions to Property, Plant and
     Equipment, Net                                     (617)          (1,223)
    Proceeds from Sale of Land                         1,760                -
    Net Acquisition of Certificates
     of Deposit                                            -              400
    Proceeds from Sales of Marketable
     Securities                                            -               18
                                                   ---------         --------
    Net Cash (Used in) Provided by
     Investing Activities                              1,143             (805)
                                                   ---------         --------

Cash Flows from Financing Activities:
    (Payments on) Long-Term Debt                        (480)            (305)
    Increase to (Decrease in) Revolving
     Credit Borrowings                                (1,260)             800
                                                   ---------         --------
    Net Cash (Used in) Provided by
     Financing Activities                             (1,740)             495
                                                   ---------         --------

Net Increase in Cash and Cash Equivalents                276              468

Cash and Cash Equivalents:
    Beginning of Period                                1,080              669
                                                   ---------         --------
    End of Period                                  $   1,356         $  1,137


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

     The accompanying condensed financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for the accounting policies, which are pertinent to these statements.

Note 2.  Income Taxes

     The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and six months periods ended June 30, 2001 and 2000.

Note 3.  Earnings per Share

     Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equal net earnings divided by common shares outstanding after giving effect to dilutive stock options granted under the stock option plan approved by shareholders at the May 11, 1999 annual meeting of shareholders. The stock options deemed outstanding beginning in the second quarter of 2001 had an immaterial effect on the weighted average number of shares outstanding and therefore basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

     Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its stock option plan. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended June 30, 2001.

Note 5.  Inventories

     The major components of inventories were as follows:

     (In thousands of dollars)              June 30, 2001      December 31, 2000
     -------------------------              -------------      -----------------

     Raw Materials                             $ 2,157              $ 1,807
     Finished Goods and Work in Process          7,822                9,401
                                               -------              -------
                                                 9,979               11,208
     Less:  LIFO Reserve                        (4,867)              (4,689)
                                               -------              -------
         Total Inventories                     $ 5,112              $ 6,519
                                               =======              =======

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

The following provides information on the Company's segments for the three months and six months ended June 30, 2001 and 2000.

--------------------------------------------------------------------------------------
(Dollars in thousands)
                                                    PRINTING &
                              PAPER PRODUCTS        CONVERTING            TOTAL
                            ------------------   ----------------   ------------------
                             For Three Months    For Three Months    For Three Months
                               Ended June 30      Ended June 30       Ended June 30
                            ------------------   ----------------   ------------------
                              2001      2000      2001     2000       2001      2000
                            --------  --------   -------  -------   --------  --------

Net sales to
 external customers         $ 15,418  $17,286    $ 2,758  $ 2,508   $ 18,176  $19,794
Intersegmental revenues          940      571        377      299      1,318      870
Segment income before tax      1,260   (1,396)       250      398      1,510     (998)
Segment assets                36,453   43,217      6,605    6,108     43,058   49,325

                                                    PRINTING &
                              PAPER PRODUCTS        CONVERTING            TOTAL
                            ------------------   ----------------   ------------------
                              For Six Months      For Six Months      For Six Months
                              Ended June 30       Ended June 30       Ended June 30
                            ------------------   ----------------   ------------------
                              2001      2000      2001     2000       2001      2000
                            --------  --------   -------  -------   --------  --------

Net sales to
 external customers         $ 33,034  $33,098    $ 5,862  $ 5,080   $ 38,896  $38,178
Intersegmental revenues        1,645    1,470        698      608      2,343    2,078
Segment income before tax      2,166   (1,807)       697      944      2,863     (863)
Segment assets                36,453   43,217      6,605    6,108     43,058   49,325

--------------------------------------------------------------------------------
The following is a reconciliation of segment information to consolidated information:

                                      For Three Months        For Six Months
                                       Ended June 30          Ended June 30
                                    --------------------    -------------------
                                      2001        2000        2001       2000
                                    --------    --------    --------   --------
Revenues:
  Total net sales for segment       $ 19,494    $ 20,664    $ 41,239   $ 40,256
  Elimination of intersegment
   revenues                            1,318        (870)     (2,343)    (2,078)
                                    --------    --------    --------   --------
  Total consolidated revenues       $ 18,176    $ 19,794    $ 38,896   $ 38,178
                                    ========    ========    ========   ========

Assets:
  Total assets for reporting
   segments                         $ 43,058    $ 49,325    $ 43,058   $ 49,325
  Elimination of intersegmental
   receivables                          (937)       (478)       (937)      (478)
  Elimination of intersegmental
   investments                          (750)       (750)       (750)      (750)
                                    --------    --------    --------   --------
  Total consolidated assets         $ 41,371    $ 48,097    $ 41,371   $ 48,097
                                    ========    ========    ========   ========

Total segment income, assets and other significant items are the same as the consolidated information. All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico, and are immaterial to total revenues.

Financial Results and Liquidity

As discussed in detail in the Company's 2000 Annual Report on Form 10-K, the Company was in violation of certain of its financial covenants under its revolving credit agreement and industrial development revenue bonds. The Company's fiscal 2000 loss and these continuing covenant violations led to the issuance of a "going concern" opinion at December 31, 2000. While waivers for these covenant violations have been obtained through the quarter ended June 30, 2001, the Company continues to be in violation of these covenants and therefore the debt associated with these agreements has been classified as short-term in the accompanying unaudited financial statements.

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors, which could cause actual results to differ materially, include, but are not limited to the following:

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

Results of Operations

Net Sales
Second quarter 2001 sales of $18,176,000 represents a decrease of 8.2% from the $19,794,000 experienced for the same quarter a year ago. Industry sales during the period have declined as distributors and customers work through on-hand inventories versus making new purchases. While the Company has made every effort to maintain price increases it implemented during the previous quarter, the fall in pulp prices has caused certain customers to request reductions. Management continues to attempt to maintain pricing to its customers wherever possible.

Six-months 2001 sales of $38,896,000 were up 1.9% from the $38,178,000 reported for the first half of 2000.

The Company's paper product segment recorded sales for the quarter of $16,358,000, a decrease of 8.4% over the prior year. First half sales of $34,679,000 compare to $33,098,000 a year ago. Management has continued to focus on changing the product mix of products towards higher more profitable offerings throughout this year. Paper products represented 84% of the sales for the second quarter and first half, 2001.

Printing and converting sales of $3,135,000 for the quarter represented an increase of 11.7% over the same quarter a year ago. For the six months ended June 30, 2001 segment sales of $6,560,000 represented an increase of 15.3% over the comparable period a year ago. This segment represented 16 % of total sales for the second quarter and first half of 2001.

Gross Profit
Second quarter 2001 consolidated gross profits of $2,870,000 compare to $559,000 reported in the second quarter 2000. Pulp prices continued their downward trend during the second quarter, which aided in the increases reported in the gross profits during the quarter. First half gross profits of $4,357,000 compare to $2,213,000 reported at June 30, 2000. While pulp prices are expected to remain in their current range for the remainder of the year, there can be no assurances that the price trend will continue in the long term. The Company however, is committed to passing on any pulp price increases to its customers if such prices move beyond those currently planned.

Other Income and Expense
The Company benefited during the quarter as interest rates on its revolving borrowings came down as the commercial bank responded to reductions in the fed funds rates. Quarterly interest amounted to $228,000 and compares to $310,000 for the same period a year ago. The second quarter 2001 results also included approximately $316,000 in gain from the sale of a tract of land owned by the Company adjacent to its closed pulp mill in Peshtigo, Wisconsin. During the first half of 2001, the Company reported gains from land sales of $1,627,000. Future land sales are not anticipated and cannot be expected to bring as significant returns to the Company as the two reported thus far in 2001.

Net Income
Quarterly net income amounted to $997,000, up from the net loss of $658,000 reported a year ago. Most of the quarterly gain came from improved operating profits. First half net income of $1,890,000 compares to first half 2000 losses of $569,000.

                         Capital Resources and Liquidity

Cash flows from operations produced cash of $873,000 during the first half of 2001, an improvement over the same period a year ago. Inventory management, increased awareness of cash asset and reduced capital spending have all contributed to this increase.

At June 30, 2001 the Company had cash resources of $1,356,000 and credit of $760,000 available under its existing revolving credit facility to fund its ongoing operations. The Company has paid down approximately $1,740,000 in principal payments on its long-term debt facilities. The Company has continued to make its payments of fees and interest under its credit agreements and is current under all agreements.

In May 2000, the Company renegotiated its Urban Development Action Grant, which had been scheduled to mature April 2000. The terms of the refinanced agreement called for monthly payments of approximately $16,000 for 10 years at a 5% interest rate.

While the first half 2001 results provided continued improvement in the financial ratios used as covenants in its revolving credit agreement, the Company remained not in compliance with certain of these measures throughout the first half of the year. Waivers have been obtained from the covenants through June 30, 2001. While management has been successful in obtaining such waivers in the past, there can be no assurance that the Company can continue to do so in the future.

During the fourth quarter 2000, the Company engaged an outside consultant to assist in its efforts to review financing alternatives to its present revolving and long term credit facilities. Work has continued on this effort but no concrete plan to refinance the Company's debt has yet been finalized. While its improved performance and cash position allow the Company to remain optimistic on its ability to secure alternatives to its existing package, there can be no assurance that the Company will be successful in this refinancing effort.

                              Capital Expenditures

Capital expenditures during the first half of 2001 amounted to $617,000, down from the $1,223,000 authorized during the first half of 2000. Second quarter capital expenditures amounted to $544,000 as compared to $828,000 a year ago. No major capital projects are currently contemplated.

                                   Cash Flows

The Company believes that cash provided from operations and available under its revolving credit facility, is adequate to meet its current and anticipated working capital needs, as well as funding the Company's capital expenditures.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its long-term debt. The interest rates disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2000, have not materially changed.

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

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Tuesday, May 8, 2001, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin. At such meeting, board nominees Harold J. Bergman and John T. Paprocki were elected for terms to expire at the 2004 annual meeting of shareholders and until their successors are duly elected and qualified, pursuant to the following votes:
Harold J. Bergman - 1,404,521 voted "for", 339,664 withholding authority and 84,575 broker nonvotes; John T. Paprocki - 1,366,599 voted "for", 377,586 withholding authority and 84,575 broker nonvotes. Shareholder nominee James D. Azzar received the following votes: 340,708 voted "for", 1,214,366 withholding authority and 273,686 broker nonvotes. Other members of the Board include Mark
D. Burish and James L. Kemerling, whose terms expire at the 2002 annual meeting, and L. Harvey Buek and William A. Raaths, whose terms expire at the 2003 annual meeting.

At such meeting, the shareholders also voted on the 2001 Directors Stock Grant Plan. The Plan was approved pursuant to the following votes: 1,586,818 voted "for", 225,674 voted "against", 16,268 withholding authority and 0 broker nonvotes.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 2001 Directors Stock Grant Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on April 6, 2001).

          (b)  Reports on Form 8-K:

               None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)


DATE:  August __,  2001                      By            /s/ Harold J. Bergman
                                               ---------------------------------
                                                               Harold J. Bergman
                                                      Executive Committee Member
                                                                              Ha


DATE:  August __, 2001                       By           /s/ James L. Kemerling
                                               ---------------------------------
                                                              James L. Kemerling
                                                      Executive Committee Member


DATE:  August __, 2001                       By            /s/ William A. Raaths
                                               ---------------------------------
                                                               William A. Raaths
                                                      Executive Committee Member