Form 10-Q
period 2001-09-30
BADGER PAPER MILLS INC
filed 2001-11-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,018,551 as of September 30, 2001.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                        Page No.



                          PART I. FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Interim Statement of Income
              Three Months and Nine Months Ended
              September 30, 2001 and 2000                                   3

              Condensed Consolidated Balance Sheet
              September 30, 2001 and December 31, 2000                      4

              Condensed Consolidated Statement of Cash Flow
              Nine Months Ended September 30, 2001 and 2000                 5

              Notes to Consolidated Financial Statements                    6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                    8

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk   10



                           PART II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                             10



                                   SIGNATURES

                            BADGER PAPER MILLS, INC.
               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME
                                   (UNAUDITED)


(Dollars in thousands, except per share data)

                                               For Three Months Ended          For Nine Months Ended
                                                     September 30                  September 30
                                                  2001           2000           2001           2000
                                                  ----           ----           ----           ----
Net Sales                                     $    17,641    $    17,830    $    56,537    $    56,008
Cost of Sales                                      15,235         17,520         49,774         53,485
                                              -----------    -----------    -----------    -----------
Gross Margin                                        2,406            310          6,763          2,523
Selling and Administrative Expenses                 1,164          1,105          3,847          3,689
                                              -----------    -----------    -----------    -----------
Operating Income (Loss)                             1,242           (795)         2,916         (1,166)
Interest Expense                                     (209)          (307)          (756)          (898)
Interest Income                                        12             12             39             39
Gain on Sale of Property, Plant & Equipment          --             --            1,627           --
Other Income (Expense), Net                            18             71            100            143
                                              -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes                   1,063         (1,019)         3,926         (1,882)
Income Tax Expense (Benefit)                          362           (346)         1,335           (640)
                                              -----------    -----------    -----------    -----------
Net Income (Loss)                             $       701    ($      673)   $     2,591    ($    1,242)
                                              ===========    ===========    ===========    ===========

Net Earnings Per Share - Basic                $      0.35    $     (0.34)   $      1.28    $     (0.63)
Net Earnings Per Share - Diluted              $      0.35    $     (0.34)   $      1.28    $     (0.63)

Average Shares Outstanding - Basic              2,018,551      1,985,254      2,018,551      1,979,706
Average Shares Outstanding - Diluted            2,018,551      1,985,254      2,018,551      1,979,706


See Notes to Consolidated Financial Statements.

                            BADGER PAPER MILLS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands)                              (Unaudited)
                                                            September 30    December 31,
                                                                2001            2000
ASSETS:
Current Assets:
       Cash & Cash Equivalents                                 $  2,974     $    980
       Certificates of Deposit                                     --            100
       Accounts Receivable, Net                                   7,243        6,608
       Inventories                                                4,270        6,519
       Refundable Income Taxes                                      162          300
       Other Current Assets                                         560          571
                                                               --------     --------
Total Current Assets                                             15,209       15,078

Total Property, Plant & Equipment - Net                          24,894       26,417
Other Assets                                                      1,879        1,862
                                                               --------     --------
TOTAL ASSETS                                                   $ 41,982     $ 43,357
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
       Current Portion of Long-Term Debt                       $ 13,432     $ 15,212
       Accounts Payable                                           3,171        6,859
       Accrued Liabilities                                        2,721        2,957
                                                               --------     --------
Total Current Liabilities                                        19,324       25,028

Deferred Income Taxes                                             1,933         --
Long-Term Debt                                                    1,076        1,310
Other Liabilities                                                   483          537
                                                               --------     --------
TOTAL LIABILITIES                                                22,816       26,875
                                                               --------     --------

Stockholders' Equity:
Common Stock, No Par Value
       4,000,000 Shares Authorized
       2,160,000 Shares Issued                                    2,700        2,700
Additional Paid-in Capital                                           65          170
Retained Earnings                                                17,957       15,367
Less Treasury Shares at Cost:
   141,449 Shares at 9/30/01 and 181,626 Shares at 12/31/00      (1,556)      (1,755)
                                                               --------     --------
TOTAL STOCKHOLDERS' EQUITY                                       19,166       16,482
                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 41,982     $ 43,357
                                                               ========     ========


              See Notes to Consolidated Financial Statements

                            BADGER PAPER MILLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)
                                                                       For Nine Months Ended
                                                                           September 30
                                                                       -----------------------
                                                                          2001         2000
                                                                       ---------     ---------
Cash Flows from Operating Activities:
Net Income                                                              $ 2,591       $(1,242)
Adjustments to Reconcile to Net Cash
  Provided By (Used in) Operating Activities:
             Depreciation                                                 2,207         2,208
             Directors' Fees Paid in Stock                                   93            64
             Gain on Sale of Property, Plant and Equipment               (1,627)         --
             Deferred income taxes                                        1,933          --

Changes in Assets and Liabilities:
             (Increase) Decrease in Accounts Receivable, Net               (635)       (1,367)
             (Increase) Decrease in Inventories                           2,249          (833)
             Increase (Decrease) in Accounts Payable                     (3,688)        4,118
             Increase (Decrease) in Accrued Liabilities                    (236)         (253)
             Income Taxes Refundable (Payable)                              138          (534)
             (Increase) Decrease in Other                                   (60)          (31)
                                                                        -------       -------
             Net Cash Provided by (Used in) Operating Activities          2,965         2,130
                                                                        =======       =======

Cash Flows From Investing Activities:
             Additions to Property, Plant and Equipment, Net               (817)       (2,120)
             Proceeds from Sale of Property, Plant and Equipment          1,760          --
             Net Acquisition of Certificates of Deposit                    --             400
             Proceeds from Sales of Marketable Securities                  --              28
                                                                        -------       -------
             Net Cash (Used in) Provided by Investing Activities            943        (1,692)
                                                                        =======       =======

Cash Flows from Financing Activities:
             Increase to (Payments on) Long-Term Debt                      (754)          (74)
             Increase to (Decrease in) Revolving Credit Borrowings       (1,260)         --
                                                                        -------       -------
             Net Cash (Used in) Provided by Financing Activities         (2,014)          (74)
                                                                        =======       =======

Net Increase in Cash and Cash Equivalents                                 1,894           364

Cash and Cash Equivalents:
             Beginning of Period                                          1,080           669
                                                                        -------       -------
             End of Period                                              $ 2,974       $ 1,033
                                                                        =======       =======


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying condensed financial statements, in the opinion of management, include all adjustments that are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Form 10K and Annual Report for the year ended December 31, 2000, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and nine-month period ended September 30, 2001 and 2000.

Note 3.  Earnings per Share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during each period. Diluted per share amounts equals net earnings divided by common shares outstanding after giving effect to dilutive stock options. As the current stock options outstanding are not dilutive, basic and diluted per share amounts are the same.

Note 4.  Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended September 30, 2001.

Note 5.  Inventories

The major components of inventories were as follows:

(In thousands of dollars)                 September 30,        December 31,
                                               2001                2000
                                        -----------------    -----------------

Raw Materials                                    $ 2,389              $ 1,807
Finished Goods and Work in Process                 6,807                9,401
                                        -----------------    -----------------
                                                 $ 9,196             $ 11,208
Less: LIFO Reserve                                (4,926)              (4,689)
                                        -----------------    -----------------
     Total Inventories                           $ 4,270              $ 6,519
                                        =================    =================


Note 6.  Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

Note 7.  Operating Segments

Badger Paper is involved in two business segments, paper products and printing and converting. The paper products segment produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The printing and converting segment prints and converts flexible packaging materials for the paper products segment as well as films and non-woven materials from other customers.

The following provides information on the Company's operating segments for the three-month and nine-month periods ended September 30:

(Dollars in thousands)
                                             PAPER PRODUCTS                 PRINTING & CONVERTING                   TOTAL
                                            For Three Months                   For Three Months               For Three Months
                                           Ended September 30                 Ended September 30             Ended September 30
                                     ---------------------------------   ----------------------------- ----------------------------
                                        2001                 2000          2001              2000         2001           2000
                                        ----                 ----          ----              ----         ----           ----
Net sales to external customers         $14,834            $15,495        $2,807            $2,335       $17,641       $17,830
Intersegmental revenues                     716                560           174               307           890           867
Segment income before tax                   814             (1,414)          248               395         1,062        (1,019)
Segment assets                           36,465             43,450         7,101             6,297        43,566        49,747


                                            For Nine Months                    For Nine Months               For Nine Months
                                           Ended September 30                 Ended September 30           Ended September 30
                                     ---------------------------------   ------------------------------  ---------------------------
                                        2001                 2000           2001             2000          2001           2000
                                        ----                 ----           ----             ----          ----           ----

Net sales to external customers         $47,868            $48,592        $8,669            $7,416       $56,537       $56,008
Intersegmental revenues                   2,361              2,031           872               914         3,233         2,945
Segment income before tax                 2,980             (3,221)          945             1,339         3,925        (1,882)
Segment assets                           36,465             43,450         7,101             6,297        43,566        49,747



The following is a reconciliation of segment information to consolidated information:

                                                     For Three Months              For Nine Months
                                                    Ended September 30            Ended September 30
                                                 ------------------------      ------------------------
                                                    2001          2000            2001          2000
Revenues:
  Total net sales for segments                   $ 18,531       $ 18,697       $ 59,770       $ 58,953
  Elimination of intersegment revenues               (890)          (867)        (3,233)        (2,945)
                                                 --------       --------       --------       --------
     Total consolidated revenues                 $ 17,641       $ 17,830       $ 56,537       $ 56,008
                                                 ========       ========       ========       ========

Assets:
  Total assets for reporting segments            $ 43,566       $ 49,747       $ 43,566       $ 49,747
  Elimination of intersegment receivables          (1,475)          (170)        (1,475)          (170)
  Elimination of intersegmental investments          (750)          (750)          (750)          (750)
                                                 --------       --------       --------       --------
     Total consolidated assets                   $ 41,341       $ 48,827       $ 41,341       $ 48,827
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


Results of Operations

Net Sales

Third quarter 2001 sales were $17,641,000 compared to $17,830,000 for the same period a year ago, a decrease of $189,000 and 1.1%. After three quarters in 2001, sales were $56,537,000 compared to $56,008,000 for the same period last year, an increase of $529,000 or 0.9%. Market conditions remain soft as a result of weakness in the economy. In spite of weak market conditions, the Company has made every effort to maintain price increases implemented earlier in the year. Further declines in pulp prices have caused downward pressure on prices in certain markets.

The Company's paper products segment sales for the third quarter of 2001 were $14,834,000, a decrease of 4.3% when compared to sales for the same period last year. After three quarters in 2001, sales were $47,868,000 compared to $48,592,000 last year. The paper products segment accounted for 84% and

85%, respectively, of sales for the third quarter and for the three quarters ended September 30, 2001. The Company has implemented and remains committed to the strategy to move toward more profitable product offerings.

Printing and converting sales for the third quarter of 2001 were $2,807,000 compared to $2,335,000 for the same period last year. After three quarters in 2001, sales were $8,669,000 compared to $7,416,000 last year. The printing and converting segment generated 16% and 15%, respectively, of total sales for the Company in the third quarter and for the three quarters ended September 30, 2001.

Gross Profit

Consolidated gross profit during the third quarter 2001 was $2,406,000 compared to $310,000 last year. After three quarters in 2001, gross profits were $6,763,000 compared to $2,523,000 last year. The price that the Company pays for pulp has declined throughout the year. The reduction in pulp costs has contributed to the improvement in gross profit this year. There are no assurances that pulp price decreases will continue in the long term. The Company is committed to passing pulp cost increases on to its customers if such increases move beyond those currently planned.

Selling & Administrative Expense

Selling and administrative expenses for the third quarter 2001 were $1,164,000 compared to $1,105,000 for the same period last year. After nine months 2001, selling and administrative expenses were $3,847,000 compared to $3,689,000 for the same period last year.

Other Income & Expense

During the third quarter of 2001, interest expense was $209,000 compared to $307,000 last year. After three quarters, the interest expense was $756,000 compared to $898,000 last year. The reduction in interest expense is the combined effect of debt reduction in previous quarters and reduced interest rates on the Company's revolving credit agreement as commercial banks responded to reductions in the federal fund rates. There were no land sales recorded in the third quarter. However, the Company realized $1,627,000 in gains from land sales during the three quarters ended September 30, 2001.

Net Income

Net income for the third quarter of 2001 was $701,000 compared to a net loss last year of $673,000. The improvement in quarterly earnings is a result of improved profit from the Company's operations. After three quarters in 2001, net income was $2,591,000 compared to a loss of $1,242,000 for the same period last year. The improvement in net income for the first three quarters is a result of improved profitability from operations combined with the sales of property, plant and equipment, which generated an after-tax increase in income of approximately $1,074,000.

Capital Resources and Liquidity

At September 30, 2001 the Company had cash resources of $2,974,000 and credit of $660,000 available under the existing revolving credit facility to fund ongoing operations. During the nine months ended September 30, 2001, the Company has made principal payments of approximately $2,014,000 on long-term debt facilities. The Company continues to make payments of fees and interest under its credit agreements and is current with its lenders on all fees and interest.

Company performance during the first three quarters of the year have provided for continued improvement in the financial ratios used as covenants in the revolving credit agreement. However, the Company continues to remain in non-compliance with certain of these measures throughout the first three quarters of the year. Waivers of the covenant violations have been obtained through September 30, 2001.

The Company believes that the cash provided from operations and available under the revolving credit facility is adequate to meet its current and anticipated working capital needs, as well as funding the Company's capital expenditures.

During the third quarter of 2001, the Company believes that it made progress towards securing new financing to meet its short-term and long-term financing needs. In reliance on such progress, the Company gave the required notice to redeem its outstanding Industrial Development Revenue Bonds as of November 30, 2001. While the Company's improved operating performance during the first nine months of 2001 provides encouragement to the Company that it will be able to refinance its existing funded debt, there can be no assurance that the Company will be able to secure such financing on acceptable terms.

Capital Expenditures

Capital expenditures for the first three quarters of 2001 were $817,000 compared to $2,120,000 for the same period last year. There are no major capital projects currently contemplated.

Cash Flows

Cash flow from operations during the nine months ended September 30, 2001 were $2,965,000 compared to $2,130,000 for the same period last year. The improvement in cash flow is the result of improved profitablity and management of working capital needs. The Company's cash position also improved as a result of reduced capital spending.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in the interest rates on its long-term debt. The interest rates disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, have not materially changed.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Number      Description

                  10.1 Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)



DATE:  November 14, 2001                            /s/ Robert A. Olah
                                                   -----------------------------
                                                                  Robert A. Olah
                                                                 President & CEO
                                                   (Principal Executive Officer)



DATE:  November 14, 2001                            /s/ William H. Peters
                                                   -----------------------------
                                                               William H. Peters
                                                            Vice President & CFO
                                                   (Principal Financial Officer)