Form 10-K405/A
period 2000-12-31
BADGER PAPER MILLS INC
filed 2002-02-14
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to _______________

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 2, 2001, 1,988,417 shares of common stock were outstanding, and the aggregate market value of the common stock (based upon the closing sale price of the shares on the Nasdaq SmallCap Market) held by non-affiliates was approximately $4,618,183. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                                EXPLANATORY NOTE

     The undersigned registrant hereby amends the following items, financial statements, schedules, exhibits or other portions of its December 31, 2000 Annual Report on Form 10-K as set forth in the pages attached hereto:

          Items 8. Financial Statements and Supplementary Data, Exhibits.

          Item 14. Financial Statement Schedules and Reports on Form 8-K

     The information required by these Items is filed herewith by amendment pursuant to Rule 12b-15.

     Except as noted herein, Badger Paper Mills, Inc.'s December 31, 2000 Annual Report on Form 10-K remains as originally filed with the Securities and Exchange Commission on March 27, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 14, 2002


                                      Badger Paper Mills, Inc.

                                 By:  /S/ WILLIAM H. PETERS
                                      William H. Peters
                                      Vice President and Chief Financial Officer

Part II

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

/S/ GRANT THORNTON LLP
Appleton, Wisconsin
January 26, 2001 (Except for
       Note P, as to which the date is
       March 1, 2001, and Notes B and
       G, as to which the date is March 7, 2001)

                                           Badger Paper Mills, Inc. And Subsidiary

                                                 CONSOLIDATED BALANCE SHEETS
                                                  December 31, 2000 and 1999
                                                    (dollars in thousands)

                                            ASSETS                                                 2000             1999
CURRENT ASSETS
   Cash and cash equivalents                                                                   $        980     $        669
   Certificates of deposit                                                                              100              500
   Marketable securities                                                                                  -              137
   Accounts receivable, net                                                                           6,608            6,080
   Inventories                                                                                        6,519            7,819
   Refundable income taxes                                                                              300              220
   Deferred income taxes                                                                                  -            1,160
   Prepaid expenses and other                                                                           571              606
                                                                                               --------------------------------
     Total current assets                                                                            15,078           17,191

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   26,417           27,240

OTHER ASSETS
   Trade credits                                                                                          -              609
   Other                                                                                              1,862            1,854
                                                                                               --------------------------------
                                                                                                      1,862            2,463
                                                                                               --------------------------------
Total assets                                                                                   $     43,357     $     46,894
                                                                                               ================================
                                         LIABILITIES
CURRENT LIABILITIES
   Current portion of long-term debt                                                           $     15,212     $      1,060
   Accounts payable                                                                                   6,859            4,746
   Accrued liabilities                                                                                2,957            3,126
                                                                                               --------------------------------
     Total current liabilities                                                                       25,028            8,932

LONG-TERM DEBT                                                                                        1,310           15,705

DEFERRED INCOME TAXES                                                                                     -            1,840

OTHER LIABILITIES                                                                                       537              933

COMMITMENTS AND CONTINGENCIES                                                                             -                -

SHAREHOLDERS' EQUITY
   Common stock, no par value; 4,000,000 shares authorized, 2,160,000 shares issued                   2,700            2,700
   Additional paid in capital                                                                           170              201
   Retained earnings                                                                                 15,367           18,433
   Treasury stock, at cost, 171,583 and 185,832 shares in 2000 and 1999, respectively                (1,755)          (1,850)
                                                                                               --------------------------------
     Total shareholders' equity                                                                      16,482           19,484
                                                                                               --------------------------------
     Total liabilities and shareholders' equity                                                $     43,357     $     46,894
                                                                                               ================================

The accompanying notes are an integral part of these statements.

                                           Badger Paper Mills, Inc. and Subsidiary

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For Years Ended December 31, 2000, 1999 and 1998
                                        (dollars in thousands, except per share data)

                                                                            2000              1999             1998
                                                                            ----              ----             ----
Net sales                                                               $     73,346       $     67,024     $     65,727
Cost of sales                                                                 70,937             60,336           58,505
                                                                     ------------------------------------------------------

     Gross profit                                                              2,409              6,688            7,222

Selling and administrative expenses                                            4,829              4,825            4,331
                                                                     ------------------------------------------------------
     Operating income (loss)                                                  (2,420)             1,863            2,891

Other income (expense):
Interest and dividend income                                                      44                 85              237
Interest expense                                                              (1,250)            (1,064)          (1,196)
Executive termination costs                                                        -                  -             (286)
Gain from life insurance proceeds                                                  -                391                -
Gain (loss) on disposal of property, plant and
equipment                                                                        (22)                 -              632
Loss on write-off of trade credits                                              (440)                 -                -
Miscellaneous, net                                                               131                141              363
                                                                              (1,537)              (447)            (250)
                                                                     ------------------------------------------------------

Income (loss) before income taxes                                             (3,957)             1,416            2,641

Provision (benefit) for income taxes                                            (891)               279              897
                                                                     ------------------------------------------------------

     Net income (loss)                                                  $     (3,066)      $      1,137     $      1,744
                                                                     ======================================================

     Net earnings (loss) per share (basic and
      diluted)                                                          $      (1.55)      $       0.58     $       0.89
                                                                     ======================================================

The accompanying notes are an integral part of these statements.

                                           Badger Paper Mills, Inc. and Subsidiary

                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       For Years ended December 31, 2000, 1999 and 1998
                                                    (dollars in thousands)

                                                                         2000            1999            1998
                                                                         ----            ----            ----

Common stock
   Balance, December 31                                               $    2,700       $    2,700      $    2,700
                                                                   -------------------------------------------------

Additional paid-in capital
   Balance, January 1                                                        201              200             190
   Treasury stock issued                                                     (31)               1              10
                                                                   -------------------------------------------------
   Balance, December 31                                                      170              201             200
                                                                   -------------------------------------------------

Retained earnings
   Balance, January 1                                                     18,433           17,296          15,552
   Net income (loss) (loss)                                               (3,066)           1,137           1,744
                                                                   -------------------------------------------------
   Balance, December 31                                                   15,367           18,433          17,296
                                                                   -------------------------------------------------

Treasury stock
   Balance, January 1                                                     (1,850)          (1,939)         (1,998)
   Shares issued (14,249, 13,446 and 8,867 shares
    in 2000, 1999 and 1998, respectively)                                     95               89              59
                                                                   -------------------------------------------------
   Balance, December 31                                                   (1,755)          (1,850)         (1,939)
                                                                   -------------------------------------------------

Shareholders' equity
   Balance, December 31                                               $   16,482       $   19,484      $   18,257
                                                                   =================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                           Badger Paper Mills, Inc. and Subsidiary

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For Years ended December 31, 2000, 1999 and 1998
                                                    (dollars in thousands)
                                                                             2000             1999            1998
  Cash flows from operating activities:
    Net income (loss)                                                          $   (3,066)      $    1,137      $    1,744
    Adjustments to reconcile to net cash provided by operating activities:
      Depreciation                                                                  3,005            2,853           2,752
      Directors' fees paid in stock                                                    64               90              69
      Deferred income taxes                                                          (680)             200             586
      Realized loss on sale of marketable securities                                   12                -              48
      Gain from life insurance benefits                                                 -             (391)              -
      (Gain) loss on disposal of property, plant and equipment                         22                -            (632)
      Loss on write-off of trade credits                                              440                -               -

  Changes in assets and liabilities
      Accounts receivable, net                                                       (528)            (818)           (142)
      Inventories                                                                   1,300           (1,618)         (1,357)
      Accounts payable and accrued liabilities                                      1,944              602          (1,351)
      Income taxes refundable (payable)                                               (80)            (363)            528
      Other                                                                          (200)            (363)           (166)
                                                                            --------------------------------------------------
         Net cash provided by operating activities                                  2,233            1,329           2,079

  Cash flows from investing activities:
    Additions to property, plant, and equipment                                    (2,265)          (2,815)         (3,004)
    Proceeds from sale of property, plant and equipment                                61               13           2,880
    Net sales of certificates of deposit                                              400              496             386
    Life insurance proceeds                                                             -              622               -
    Purchases of marketable securities                                                  -              (36)         (1,927)
    Proceeds from sale of marketable securities                                       125            1,260           1,836
                                                                            --------------------------------------------------
         Net cash provided by (used in) investing activities                       (1,679)            (460)            171

  Cash flows from financing activities:
    Payments on long-term debt                                                     (1,043)          (4,029)         (2,323)
    Increase in revolving notes payable                                               800            1,600           1,000
                                                                            --------------------------------------------------
         Net cash used in financing activities                                       (243)          (2,429)         (1,323)
                                                                            --------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                        311           (1,560)            927

  Cash and cash equivalents:
    Beginning of year                                                                 669            2,229           1,302
                                                                            --------------------------------------------------
    End of year                                                                $      980       $      669      $    2,229
                                                                            ==================================================

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

NOTE C - RECEIVABLE ALLOWANCES

The receivable allowances at December 31, 2000 and 1999 are as follows (in thousands):
                                                     2000             1999
                                                   --------         --------
          Sales returns and allowances              $   102          $   205
          Cash discounts                                 34               43
          Doubtful accounts                              14               48
                                                    -------          -------
                                                    $   150          $   296
                                                    =======          =======
NOTE D - INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000             1999
                                                    --------         ------
          Raw Materials                            $   1,291        $   1,559
          Work-in-process and finished stock           5,228            6,260
                                                   ---------        ---------
                                                   $   6,519        $   7,819
                                                   =========        =========

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31 are as follows (in thousands):
                                                       2000             1999
                                                     --------         ------
          Machinery and equipment                  $    60,605      $    58,392
          Buildings                                      9,104            8,698
          Land                                             199              199
          Construction-in-progress - equipment              13              567
                                                   -----------      -----------
                                                        69,921           67,856
          Accumulated depreciation                      43,504           40,616
                                                   -----------      -----------
                                                   $    26,417      $    27,240
                                                   ===========      ===========

At December 31, 2000 and 1999, $18,289,000 and $17,302,000, respectively, of fully depreciated assets were still in use. During 1998, the Company sold its training facility for $725,000 resulting in a gain of $611,000.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000             1999
                                                    --------         ------
          Compensation and related taxes           $    1,646       $    1,530
          Profit sharing                                  505              522
          Other                                           806            1,074
                                                   ----------       ----------
                                                   $    2,957       $    3,126
                                                   ==========       ==========

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following (in thousands):

                                                             2000         1999
                                                           --------    --------
        Revolving Credit Agreement                       $   11,500   $   10,700
        Industrial Development Revenue Bonds ("IDRBs")        3,590        4,550
        Urban Development Action Grant ("UDAG")               1,432        1,515
                                                         ----------   ----------
                                                             16,522       16,765
        Current portion                                      15,212        1,060
                                                         ----------   ----------
                                                         $    1,310   $    5,705
                                                         ==========   ==========

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

Future maturities of all long-term debt are as follows (in thousands):

                Year ended December 31,
                -----------------------
                      2001                             $  15,212
                      2002                                   129
                      2003                                   135
                      2004                                   142
                      2005                                   149
                      2006 and thereafter                    755
                                                       ---------
                                                       $  16,522
NOTE H - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):
                                               2000         1999        1998
                                               ----         ----        ----
        Currently payable (refundable):
             Federal                       $   (211)     $     62     $    179
             State                                -            17          132
                                           --------      --------     --------
                                               (211)           79          311
        Deferred:
             Federal                           (680)          222          336
             State                                -           (22)         250
                                           --------       -------     --------
                                               (680)          200          586
                                            -------      --------     --------
                                           $   (891)     $    279     $    897
                                           ========      ========     ========

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                                     2000      1999       1998
                                                     ----      ----       ----
       Statutory Federal tax rate                    (34.0)%     34.0%     34.0%
       Increase in valuation reserve                  11.5        -         -
       Tax-exempt income - life insurance proceeds     -         (9.4)      -
       State tax                                       -         (5.7)      -
       Other                                            -         0.9        -
                                                   -------    =======   ------
            Effective tax rate                       (22.5)%     19.8%     34.0%
                                                   =======    =======   =======

The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):
                                                         2000           1999
                                                       --------      --------
          Deferred tax assets:
          Accounts receivable                         $      60      $     101
          Inventories                                        64            217
          Accrued expenses                                  572            570
          Deferred compensation                              47             69
          Postretirement benefits                           174            222
          Tax credit carryforwards                        3,155          3,019
          Federal net operating loss carryforward         1,394              -
          State net operating loss carryforwards            422            315
          State credit carryforwards                      1,580          1,460
          Valuation allowance                            (2,796)        (1,835)
                                                      ---------      ---------
                                                          4,672          4,138
          Deferred tax liabilities:
          Fixed assets                                   (4,672)        (4,818)
                                                      ---------      ---------
          Net liability                               $       -      $    (680)
                                                      =========      =========

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


NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows (in thousands):

                                        2000             1999         1998
                                        ----             ----         ----
        Interest                      $  1,250        $  1,080       $ 1,235
        Income taxes                  $      -        $    438       $    57

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

The following provides information on the Company's segments (in thousands):

                                     Paper Products            Printing and Converting               Total
                                     --------------            -----------------------               -----
                                2000      1999      1998      2000      1999      1998      2000      1999      1998
                                ----      ----      ----      ----      ----      ----      ----      ----      ----
  Revenues from external
   customers                  $ 63,102  $ 58,379  $ 60,648   $ 10,244  $ 8,645   $ 5,079  $ 73,346  $ 67,024  $ 65,727
  Intersegment revenues          2,447     2,858       588      1,269    1,506     1,630     3,716     4,364     2,218

  Depreciation                   2,773     2,634     2,560        232      219       192     3,005     2,853     2,752
  Interest and dividend
   income                           28        69       214         16       16        23        44        85       237

  Interest expense               1,185       997     1,097         65       67        99     1,250     1,064     1,196

  Executive termination costs        -         -       286          -        -         -         -         -       286
  Gain from life insurance
   proceeds                          -       391         -          -        -         -         -       391         -

  Gain (loss) from disposal of
   long-lived assets               (19)        -       632         (3)       -         -       (22)        -       632

  Loss on disposal of trade
   credits                         440         -         -          -        -         -       440         -         -

  Income tax (benefit)
   provision                    (1,332)      (69)      862        441      348        35      (891)      279       897

  Segment income (loss)         (4,229)      448     1,490      1,163      689       254    (3,066)    1,137     1,744
  Segment assets                39,815    44,188    43,605      6,349    5,857     5,397    46,161    50,045    49,002

  Expenditures for long-lived
   assets                        2,146     2,490     2,498        119      325       506     2,265     2,815     3,004

The following is a reconciliation of segment information to consolidated information (in thousands):
                                                  2000        1999       1998
                                                  ----        ----       ----
     Revenues:
       Total revenues for reportable segments   $ 77,062    $ 71,388   $ 67,945
       Elimination of intersegment revenues       (3,716)     (4,364)    (2,218)
                                                --------    --------   --------
            Total consolidated revenues         $ 73,346    $ 67,024   $ 65,727
                                                ========    ========   ========
     Assets:
     Total assets for reportable segments       $ 46,161    $ 50,045   $ 49,002
       Elimination of intersegment receivables    (2,054)     (2,401)      (253)
       Elimination of intersegment investment       (750)       (750)      (750)
                                                --------    --------   --------
     Total consolidated assets                  $ 43,357    $ 46,894   $ 47,999
                                                ========    ========   ========

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

Future minimum rental payments are as follows (in thousands):

                Year ended December 31,
                ----------------------
                      2001                             $    643
                      2002                                  609
                      2003                                  601
                      2004                                  492
                      2005                                  277
                      2006 and thereafter                   314
                                                       --------
                                                       $  2,936
                                                       ========
Environmental Matters

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

NOTE O -SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands):

                                             Fiscal Quarter
                               -------------------------------------------------
                                First    Second      Third    Fourth      Total
                                -----    ------      -----    ------      -----
2000*
----
Net Sales                     $18,384   $19,794    $17,830    $17,338   $73,346
Gross profit (loss)             1,654       559        310       (114)    2,409
Net income (loss)                  89      (658)      (673)    (1,824)   (3,066)
Basic and diluted earnings       0.04     (0.33)     (0.34)     (0.92)    (1.55)
  (loss) per share

1999
----
Net sales                     $15,326   $16,668    $17,413    $17,617   $67,024
Gross profit                    1,901     2,111        540      2,136     6,688
Net income (loss)                 374       625       (523)       661     1,137
Basic and diluted earnings       0.19      0.32      (0.27)      0.34      0.58
  (loss) per share

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

PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  (1) List of financial statements:

The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                           Pages
Reports of Independent Accountants........................................   13
Consolidated balance sheets, December 31, 2000 and 1999...................   14
Consolidated statements of operations for the years ended December 31,
 2000, 1999 and 1998......................................................   15
Consolidated statements of changes in shareholders' equity for the
 years ended December 31, 2000, 1999 and 1998.............................   16
Consolidated statements of cash flows for the years ended
 December 31, 2000, 1999 and 1998.........................................   17
Notes to financial statements.............................................   18

(a) (2) List of financial schedules:

The following is a listing of data submitted herewith:

Reports of independent accountants on financial statement schedule........   34
   Schedule for the years ended December 31, 2000, 1999 and 1998
   II  Valuation and qualifying accounts and reserves.....................   35

Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a)(3) Exhibits

Number    Registration
------    ------------
(3)(i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(ii) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

Number    Registration
------    ------------
(4)(i) U.S. $12,000,000 Credit Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc. (formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998).

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

Number    Registration
------    ------------
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


/S/ GRANT THORNTON LLP
Appleton, Wisconsin
January 26, 2001 (except for Note P, as to
  which the date is March 1, 2001
  and Notes B and G, as to which the
  date is March 7, 2001)

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2000, 1999 and 1998 (in thousands)

                    Column A                  Column B        Column C          Column D          Column E
                    --------                  --------        --------          --------          --------
                                                             Additions
                                             Balance at      charged to
                                             beginning       costs and                           Balance at
                  Description                 of year         expenses         Deductions       end of year
Deducted in the balance sheet from the
assets to which they apply:

Allowance for discounts, doubtful
accounts and claims/allowances:
Year ended December 31, 2000:
    Doubtful accounts and
     claims/allowances                        $      253      $    1,054      $    1,190  (A)      $      117
    Discounts                                         43             743             753  (B)              33
                                              ----------      ----------      ----------           ----------
                                              $      296      $    1,797      $    1,943           $      150
                                              ==========      ==========      ==========           ==========
Year ended December 31, 1999:
    Doubtful accounts and
     claims/allowances                        $      213      $      574      $      534  (A)      $      253
    Discounts                                         31             679             667  (B)              43
                                              ----------      ----------      ----------           ----------
                                              $      244      $    1,253      $    1,201           $      296
                                              ==========      ==========      ==========           ==========
Year ended December 31, 1998:
    Doubtful accounts and
     claims/allowances                        $      283      $      780      $      850  (A)      $      213
    Discounts                                         35             661             665  (B)              31
                                              ----------      ----------      ----------           ----------
                                              $      318      $    1,441      $    1,515           $      244
                                              ==========      ==========      ==========           ==========

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


Quarterly Price Ranges of Stock:

                                        2000                      1999
                                        ----                      ----
              Quarter            High          Low         High          Low
              -------            ----          ---         ----          ---
              First             $6.500       $3.750       $9.000       $6.500
              Second            $5.375       $4.063       $7.500       $6.375
              Third             $4.438       $3.313       $8.625       $6.750
              Fourth            $4.500       $2.000       $8.500       $4.000

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

                             DIRECTORS AND OFFICERS



Board of Directors:                    Corporate Officers:

Harold J. Bergman                      Executive Committee:
     Retired President & CEO                Harold J. Bergman
     Riverside Paper Corp.                  James L. Kemerling
                                            William A. Raaths

L. Harvey Buek                         Michael J. Bekes
     LHB - O & M Consulting                 Vice President and COO

Mark D. Burish                         Clifton A. Martin
     President                              Vice President
     Hurley, Burish & Milliken, SC          Badger Paper Flexible Packaging Div.

James L. Kemerling                     Mark C. Neumann
     President & CEO                        Vice President/Sales
     Riiser Oil Company, Inc.

John T. Paprocki                       Mark D. Burish
     Senior Manager                         Secretary
     Virchow Krause Valuation LLC

William A. Raaths                      Susan A. Rudolph
     President & CEO                        Assistant Secretary
     Anchor Food Products, Inc.

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Number    Description
------    -----------

(3)(i) Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  (ii) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(4)(i) U. S. $12,000,000 Credit Agreement dated January 29, 1999, by and among the Company, Badger Paper Mills Flexible Packaging Division, Inc. (formerly known as Plas-Techs, Inc.) and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998).

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

Number    Description
------    -----------

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