Form 10-K
period 2001-12-31
BADGER PAPER MILLS INC
filed 2002-03-04
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of February 14, 2002, 2,023,585 shares of common stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing sale price of the shares in the Nasdaq SmallCap Market) held by non-affiliates was approximately $8,963,232. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

Statement Regarding Forward-Looking Information

          This Form 10-K, each of the Company's annual reports to shareholders, Forms 8-K and 10-Q, definitive Proxy Statements, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

          Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include:

o Increased competition from domestic or foreign paper producers, or providers of alternatives to the Company's products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company's competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

o Changes in the price of pulp, the Company's main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables.

o Interruptions in the supply of, or increases and/or changes in the price of energy (principally electricity, natural gas, and fuel oil) that the Company needs in its manufacturing operations.

o Changes in demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's paper products, growth rates of the end markets for the Company's products, technological or consumer preference changes and acceptance of the Company's products by the markets it serves.

o Unforeseen operational problems at any of the Company's facilities causing significant lost production and/or higher operating costs.

o Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

o The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's debt bears interest at variable interest rates.

Five-Year Comparison of Selected Financial Data

                                                                      Year ended December 31,
                                                  2001          2000          1999          1998          1997
                                                  ----          ----          ----          ----          ----
Operations (in thousands):
  Net sales                                    $   76,305    $   76,137    $   69,231    $   67,496    $   72,360
  Cost of sales                                    66,463        73,451        62,478        60,172        69,470
  Gross profit                                      9,842         2,686         6,753         7,324         2,890
  Selling and administrative expenses               5,551         5,106         4,890         4,433         4,148
  Restructuring provision                              --            --            --            --           850
  Pulp mill impairment                                 --            --            --            --           783
  Loss on write-off of trade credits                   --           440            --            --            --
  Loss on disposal of property, plant
    and equipment                                       8            22            --            --            --
  Operating income  (loss)                          4,283        (2,882)        1,863         2,891        (2,891)
  Other income (expense)                              237           175           617           946           650
  Gain on sale of timberland                        1,627            --            --            --            --
  Interest expense                                    927         1,250         1,064         1,196         1,354
  Income (loss) before income taxes                 5,220        (3,957)        1,416         2,641        (3,595)
  Provision (benefit) for income taxes              1,374          (891)          279           897        (1,153)
  Net income (loss)                                 3,846        (3,066)        1,137         1,744        (2,442)

Common Stock:

  Number of shareholders                              380           392           434           470           515
  Weighted average of shares
    outstanding                                 2,004,664     1,981,716     1,966,111     1,955,772     1,947,128
  Net earnings (loss) per share basic          $     1.92    $    (1.55)   $     0.58    $     0.89    $    (1.25)
  Net earnings (loss) per share diluted        $     1.89    $    (1.55)   $     0.58    $     0.89    $    (1.25)
  Book value per share                         $    10.10    $     8.32    $     9.91    $     9.33    $     8.42

Financial position (in thousands):

  Working capital                              $    6,717    $   (9,950)   $    8,259    $    7,346    $    7,196
  Capital expenditures                              1,439         2,265         2,815         3,004         4,686
  Total assets                                     40,280        43,357        46,894        47,999        48,356
  Long term debt                                    9,794         1,310        15,705        16,126        20,394
  Shareholders' equity                             20,445        16,482        19,484        18,257        16,444

PART I

Item 1.  Business

          Badger Paper Mills, Inc. ("Badger" or the "Company") has been producing paper and paper products in Wisconsin since it was incorporated under the laws of the State of Wisconsin in 1929. The Company operates in two principal segments: (1) the manufacture of paper and paper products (the "Paper Products Business"), and (2) the production of flexible packaging materials (the "Flexible Packaging Business").

          The Paper Products Business, located in Peshtigo, Wisconsin and adjacent to the Company's principal executive offices, manufactures paper on two paper machines (a "Yankee" paper machine and a "Fourdrinier" paper machine). The Company also performs certain converting operations as part of its Paper Products Business. The Flexible Packaging Business produces flexible packaging materials principally for consumer applications.

          The Company's Facilities in Peshtigo, Wisconsin house its principal executive offices, as well as its Paper Product's Business. All of the Company's physical facilities in Peshtigo, Wisconsin are sometimes referred to herein as the Company's "Peshtigo Facilities."

          The Company's Flexible Packaging Business is headquartered in Oconto Falls, Wisconsin (approximately 30 miles from Peshtigo, Wisconsin), and consists of a Company-owned manufacturing facility and certain leased warehouse space. All of the Company's owned and leased facilities in Oconto Falls, Wisconsin are sometimes referred to herein as the Company's "Oconto Falls Facilities".

Products and Distribution

Paper Products Business

          The Company's Paper Products Business, conducted at its Peshtigo Facilities, includes the manufacture of paper, and certain converting operations. Converting operations conducted in the Paper Products Business include punching, sheeting, trimming, sealing, perforating, rewinding, waxing, drilling and die-cutting.

          As noted above, the Company manufactures paper on its two paper machines. The Yankee paper machine allows the Company to manufacture 27% of its paper products, as measured by weight, representing 30% of 2001 net sales. Products produced on the Yankee paper machine include converted printed and unprinted waxed papers, grades used in laminating applications, colored papers, specialty-coated papers and papers used in applications where twisting is required to seal product. These products are sold to manufacturers and converters by Company sales personnel and commissioned brokers.

          The Fourdrinier paper machine allows the Company to manufacture 73% of its paper products, as measured by weight, representing 55% of 2001 net sales. The Fourdrinier paper machine produces fine paper grades utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. Papers produced on the Fourdrinier paper machine are used in several applications including business papers, printing, high quality writing papers, book publishing stock, reply card, watermarked, industrial and consumer papers that require water-oil-grease resistant ("WOGR") attributes, copier papers and specialty papers. The Company offers a wide range of colored papers and specializes in color matching. A portion of the products produced by the Company are sold under certain trademarks and trade names, including Ta-Non-Ka(R), Copyrite(R), ENVIROGRAPHIC(R),

Northern Brights(R), Artopaque(R), Marks of Distinction(R) and DuraEdge(R). Other products are sold through paper merchants, brokers and value-added converters who, in turn, sell to other value-adding entities or direct to the consumer.

          The Company's two paper machines produce papers that have different features. Paper produced on the Yankee paper machine has very a smooth surface on one side of the paper, which is referred to as Machine Glazed ("MG"). The smooth finish on MG paper allows the paper to work well in certain coating and printing applications.

          Paper produced on the Fourdrinier paper machine does not have a glazed finish. Paper produced on the Fourdrinier paper machine is Machine Finished ("MF"). MF paper works well in a broad range of applications including publishing, writing paper and certain printing applications.

          The Paper Products Business sells its products to a wide range of paper converting companies throughout the United States, including the Company's Flexible Packaging Business. These sales are conducted through the Company's sales personnel. The largest concentration of the Company's customers can be found in the Midwestern states of Wisconsin, Illinois, Missouri and Ohio. The Paper Products Business contributed 85% of the Company's net sales in 2001.

Flexible Packaging Business

          The Company's Flexible Packaging Business complements the Company's Paper Products Business by adding value to certain paper grades by printing and converting paper and paper products manufactured. The Flexible Packaging Business purchased during 2001 $2,946,000 of paper and paper products from the Paper Products Business. The Company's Flexible Packaging Business is able to print on a variety of surfaces, including paper and plastic, and to manufacture polyethylene bags.

          The Flexible Packaging Business sells its products to a wide range of consumer products companies throughout the United States. The largest concentration of the Company's customers can be found in the Midwestern states of Wisconsin, Illinois, Missouri and Ohio. During 2001, paper purchased from the Paper Products Business accounted for 73% of the Flexible Packaging Business' net sales. The Flexible Packaging Business contributed 15% of the Company's net sales in 2001.

          The Company's foreign net sales are immaterial to its operations.

Competition

Paper Products Business

          Badger's manufactured paper products are highly sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger's paper production represents less than 1% of the production capacity in the United States for these products. Competition for all grades of paper manufactured by the Company include International Paper Corporation, Georgia-Pacific Corporation, Wausau-Mosinee Paper Corporation and smaller, non-integrated paper companies. Many of the Company's larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger.

Flexible Packaging Business

          The Flexible Packaging Business has an immaterial share of the total market. The Company's largest competitors in this business segment include Bemis Company, Inc., Menasha Corporation and several small printing companies.

Raw Materials; Inventory

Paper Products Business

          The principal raw material used in Badger's Paper Products Business is pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Northern and southern softwood and hardwood pulps, pre-consumer and post-consumer recycled pulps and hard white rolls make up the total fiber requirements. Badger purchases all its fiber requirements on the open market.

          Other raw materials are purchased directly from manufacturers and distributors. Badger has at least two sources of supply for major items. Shortages of pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger's ability to manufacture its products, and could adversely affect product mix. Although Badger does not anticipate any material near-term increases in pulp prices, it believes that the long-term trend likely will be higher pulp prices.

Flexible Packaging Business

          The primary raw materials used in the Company's Flexible Packaging Business are paper, nonwovens (a replacement for textile), polyethylene and printing inks. Raw materials are purchased directly from manufacturers. Paper from the Peshtigo Facilities is a raw material for some of the products manufactured in the Flexible Packaging Business.

          In-process and finished goods inventory at the end of 2001 was equivalent to approximately 32 days of production, compared to 41 days in 2000.

Energy

          Badger is a large consumer of energy, including electricity, natural gas and fuel oil. In 2001, 8.2% of Badger's cost of sales represented energy costs compared to 7.1% of Badger's cost of sales in 2000. Badger purchases electricity from local public utilities, and it purchases natural gas from various sources in the United States and Canada. Two dual-fueled boilers capable of burning natural gas or fuel oil and one natural gas boiler supply the Peshtigo Facilities' heating and manufacturing requirements. Natural gas costs increased 61.5% in the second half of 2000. As a result, Badger elected to use fuel oil in its boilers during the first quarter of 2001. Using fuel oil instead of natural gas resulted in cost savings to the Company. As natural gas prices declined during 2001, it became cost effective for the Company to use natural gas to fuel its boilers.

          Although Badger experienced temporary interruptions of electrical service in the summer of 2001 and 2000 due to regional shortages of electricity during peak demand periods, the Company believes that current sources of electricity, natural gas and fuel oil are adequate to meet its needs. Such interruptions caused the Company to temporarily stop the manufacture of paper. There is no damage to equipment during these temporary power interruptions. Badger could experience similar interruptions in the future.

Patents

          The Company possesses certain patents and licenses used in connection with its business, none of which individually or in the aggregate are material.

Research and Development

          The Company maintains a dedicated technical staff of employees charged with the responsibility of researching and developing new products. The Company also relies on outside consultants from time to time for special research and development projects. The Company's technical staff also refines and improves existing products in response to customer requirements and market demands. The Company spent $469,000 in 2001, $762,000 in 2000 and $532,000 in 1999 on product research and development activities.

          A significant percentage of the Company's research and development costs are spent working on concepts and designs for new and/or improved paper products for customers. Since many of the Company's customers for paper products are converters, these customers need trial production runs of paper products to evaluate how the Company's new or modified paper products perform in actual use on the customers' paper-converting machinery and equipment. If such trial production runs are unsuccessful, the Company charges the associated costs to research and development. If such trial production runs are successful, the Company sells the product to customers. Revenues from successful trial production runs are included in sales and the associated costs are accounted for in cost of sales.

Backlog

          As of December 31, 2001, the dollar value of the Company's order backlog was approximately $2,837,000 as compared to $1,678,000 and $2,106,000 at December 31, 2000 and 1999, respectively.

Customers

          In 2001, 2000 and 1999, no customer represented over 10% of Badger's net sales.

Environmental Matters

Paper Products Business

          In 2000, the Company received final regulatory approval from the Wisconsin Department of Natural Resources ("WDNR") of its Title V air operating permit for its Peshtigo, Facilities. The permit does not require the Company to install new or additional pollution control equipment, and as such, the Company is responsible for the costs associated with routine monitoring, record keeping and reporting requirements. These costs are minimal.

          Prior to January 30, 2002, effluent flow from Badger's Peshtigo Facilities was directed into a joint municipal wastewater treatment plant, which Badger operated under contract with the City of Peshtigo, Wisconsin. Effective January 30, 2002, Badger sold this wastewater treatment plant to the City of Peshtigo for approximately $1,250,000; however, Badger continues to operate this wastewater treatment plant.

          In January 2000, the WDNR approved a final closure report filed by the Company with respect to its former Harbor Road Landfill. The WDNR will continue to review the effectiveness of this closure. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. Based on the Company's consultant's report (dated April 1999), the Company estimated that the potential future cost of such future environmental remedial efforts (assuming that the WDNR determines that the closure was ineffective) was approximately $300,000. The Company has not subsequently updated this consultant's report. The Company has provided a letter of credit to the WDNR, currently in the amount of $164,305 but subject to incremental increases in the future up to $300,000, to ensure that funds are available for future remedial actions should they become necessary.

          The Company also has a requirement to clean up fuel oil contamination on Company property. The estimated cost associated with the clean up of the contamination is $10,000.

          The Company's Peshtigo Facilities are located near the Lower Fox River/Green Bay Area of Concern ("AOC"). Pursuant to the Great Lakes Water Quality Agreement, forty-three AOC's have been identified and are located throughout the Great Lakes Basin. The Company has not been identified by WDNR or the United States Environmental Protection Agency ("EPA") as responsible for the environmental problems within the Lower Fox/Green Bay AOC.

          The Company does not anticipate any capital expenditures for pollution control equipment during the next two fiscal years.

Flexible Packaging Business

          The Company was issued an air operating permit by the WDNR for its Oconto Falls Facilities. The permit expires on January 29, 2006. The permit limits emissions so that the facility is considered a "synthetic minor" under the EPA's Title V air permit program. The permit authorizes the operation of the flexographic printing process at the facility.

          Badger believes it has in force all of the necessary environmental permits from Federal, state and local authorities, and does not anticipate any problem with reissuance of any permits.

Employees

          As of December 31, 2001, the Company had 288 employees.

Paper Products Business

          Of the 234 employees at the Peshtigo Facilities, 177 were covered by six-year collective bargaining contracts running through May 2002.

Flexible Packaging Business

          The Oconto Falls Facilities employed 54 personnel, none of whom were covered by a collective bargaining contract.

Item 2.  Properties

                                   Properties
                                         Approximate Floor
Location             Owned or Leased     Area in Square Feet    Principal Uses
--------             ---------------     -------------------    --------------
Peshtigo, WI         Owned(1)            3,750                  Principal executive offices

Peshtigo, WI         Owned(1)            88,500                 Paper Products Business

Oconto Falls, WI     Owned               40,000                 Flexible Packaging Business

Oconto Falls, WI     Leased(2)           20,300                 Warehouse space

--------------
(1) As a result of the November 2001 refinancing of its revolving and long-term debt, two of the Company's lenders hold mortgages on the Peshtigo Facilities.

(2) The lease for these 20,300 square feet of warehouse space is a five-year lease (triple net lease basis) which commenced on October 1, 2000. The current base rent is approximately $51,000 per year, increasing incrementally to $56,000 per year in the final year of the lease.

* The Company leases equipment. Information related to these leases can be found in Note M to the Company's 2001 audited financial statements.

Item 3.  Legal Proceedings

          The Company does not have any material legal proceedings pending, and does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified under the "Environmental Matters" caption in Item 1 of Part I of this Form 10-K).

Item 4.  Submission of Matters to a Vote of Shareholders

          No matters were submitted to a vote of Company shareholders in the fourth quarter of 2001.

PART II

Item 5. Market For the Registrant's Common Stock and Related Shareholder
Matters.

          The Company's Common Stock trades in the Nasdaq SmallCap Market under the symbol "BPMI." As of December 31, 2001, the Company had 380 shareholders of record. Information about the trading prices for shares of the Company's Common Stock and dividends on the Common Stock are included under the caption "Stock price and dividend information" in Part III of this Form 10-K.

Item 6.  Selected Financial Data

          Selected Company financial data is presented on Page 3 of this Form 10-K under the caption "Five-Year Comparison of Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

          Improved profitability in 2001 as compared to 2000 resulted from the Company's ability to maintain its selling prices in an environment where declining pulp costs drove lower paper prices. The Company was able to maintain its pricing partially due to the markets it serves. The Company's overall average selling price increased slightly during 2001 when compared to 2000 while the Company's cost for pulp decreased 29%. Management is focused on moving the Company into specialty markets where pricing pressures are less significant when compared to commodity grades.

          The gross profit resulting from the Paper Products Business and the Flexible Packaging Business was 12.9% of net sales in 2001 compared to 3.5% of net sales in 2000. The Flexible Packaging Business' net sales increased 8.5% in 2001 when compared to 2000. The Company maintains a strong base of business in the tissue wrap market.

2001 Versus 2000

Net Sales

          Net sales in 2001 were $76,305,000 compared to $76,137,000 in 2000, an increase of $168,000.

     Paper Products Business

          Paper Products Business net sales were $65,190,000 in 2001 compared to $65,896,000 in 2000, a decrease of 1.1%. The reduction in net sales can be attributed to reduced production in grades made on the Fourdrinier paper machine. Net sales of Fourdrinier paper machine grades declined 3.7% in 2001 when compared to 2000. The reduction in net sales is attributed to shipment volume. Shipment volume, as measured in weight, declined 5.2% in 2001 with a 1.5% increase in the average price. Net sales of MG grades increased 4.3% in 2001. Shipment volume, as measured in weight, increased 7.2% in 2001 compared to 2000. The average selling price of MG grades decreased 2.7% in 2001 compared to 2000.

     Flexible Packaging Business

          Flexible Packaging Business net sales increased 8.5% in 2001 as compared to 2000. The Company continues to grow the tissue wrap business.

Cost of Sales

          The cost of sales for 2001 was $66,463,000 and 87.1% of net sales compared to $73,451,000 and 96.5% of net sales in 2000. The cost of sales decrease is a result of the reduction in the cost of pulp. The reduction in the cost of sales as a percentage of net sales is the combined effect of the Company's ability to hold its pricing while the Company's cost of pulp decreased. The improvement in cost of sales and the resulting improvement in gross profit can be attributed to the reductions in the price of pulp.

     Paper Products Business

          The Paper Products Business produced 60,185 tons of paper in 2001 compared to 60,912 tons in 2000, a reduction of 727 tons and 1.2%. Total pulp costs for 2001 decreased 28.7% when compared to 2000. During 2001, the Company scheduled down time rather than run unprofitable business. Scheduled down time in 2001 was 19.9% of available capacity compared to 23.7% in 2000.

          During 2000, the Company experienced a 61.5% increase in natural gas costs over the costs in 1999. As a result of the significant increase in natural gas, the Company elected to fuel its boilers with fuel oil during the first quarter of 2001 in order to reduce cost. The Company's overall cost to fuel its boilers in 2001 were 3.4% higher than the cost incurred in 2000.

     Flexible Packaging Business

          The Flexible Packaging Business' cost of sales increased 15.3% during 2001 while net sales increased 8.5%. The increase in net sales is a result of higher production volume. Pricing pressure caused the cost of sales to increase faster than the growth in net sales .

Gross Profit

          Gross profit in 2001 was $9,842,000 and 12.9% of net sales compared to $2,686,000 and 3.5% of net sales in 2000. Improved margins are the combined result of the Company's ability to hold pricing while, at the same time, experiencing decreases in the cost of pulp.

     Paper Products Business

          The most significant factor in the Company's improvement in gross profit is the reduction in pulp costs combined with the Company's ability to hold its selling prices. In 2001, gross profit in the Paper Products Business was 12.9% of net sales compared to 0.8% in 2000. The Company was able to hold selling prices, in part, because of its strategy to transition from lower margin commodity grades to specialty products.

     Flexible Packaging Business

          In 2001, the Flexible Packaging Business generated a gross profit of 16.2% of net sales compared to 21.2% of net sales in 2000. Although the Flexible Packaging Business experienced some pricing pressure in 2001, the Company continues to focus its attention on improving operational efficiencies in this segment of the business.

Selling & Administrative Expense

          In 2001, selling and administrative expense increased $431,000 and 8.4% over 2000. During 2001, the Company incurred several costs associated with management of the business that were not incurred in 2000. These costs include costs associated with: (1) filling open management positions and (2) external consulting resources to assist in managing the business.

Income Tax

Income taxes in 2001 were $1,374,000 or 26.3% of income before taxes. In 2000, the Company realized a tax benefit of $891,000 or 22.5% of the loss before interest. The difference between statutory tax rates and the Company's effective tax rate is the realization of the benefits related to the Federal net operating loss carryforward ultilized in 2001.

Other Income & Expense

          During 2001, the Company realized $1,627,000 in gains from the sale of timberland that was not used in the day-to-day operations of the business since the Company closed its pulp mill several years ago.

2000 Versus 1999

Net Sales

          Net sales in 2000 were $76,137,000 compared to $69,231,000 in 1999, an increase of $6,906,000 or 10.0%.

     Paper Products Business

          The Paper Products Business' net sales were $65,896,000 in 2000 compared to $60,575,000 in 1999, an increase of $5,321,000 or 8.8%. Production volume, as measured by weight, increased 2.6% in 2000 while the average price increased 5.8%. Net sales of Fourdrinier paper grades increased 6.3% in 2000 relative to 1999 as a result of increased pricing. There was less than 1% difference in the volume of fine paper produced in 2000 as compared to 1999. Net sales of MG grades increased 14.5% in 2000. Volume for packaging grades increased 14.1% in 2000 while pricing increased 1.3%.

     Flexible Packaging Business

          The Flexible Packaging Business' net sales increased 18.3% in 2000 as compared to 1999. The Company saw an increase in its tissue wrap business.

Cost of Sales

          Cost of sales were $73,451,000 and 96.5% of net sales in 2000 compared to $62,478,000 and 90.2% in 1999. The increase in cost of sales in dollars can be attributed to increases in the cost of pulp and energy. The increase in cost of sales relative to net sales is a result of the Company's inability to increase prices sufficiently to cover the increases in its raw materials cost.

     Paper Products Business

          Cost of sales in the Paper Products Business were $65,380,000 and 99.2% of net sales in 2000 compared to $55,385,000 and 91.4% in 1999. The Company was not successful in raising prices sufficiently to cover the increase in costs to produce paper. In particular, the increase in pulp and energy costs. Pulp cost in 2000 were $7,500,000 and 33.0% higher than costs incurred in 1999. Energy costs increased over $1,200,000 and 61.5% in 2000. These cost increases were driven entirely by an increase unit cost. Production volume in 2000 was virtually constant at 60,912 tons, a decrease of 545 ton and 0.9% when compared to 1999.

     Flexible Packaging Business

          Cost of sales in the Company's Flexible Packaging Business were $8,071,000 and 78.8% of net sales in 2000 compared to $7,093,000 and 81.9% of net sales in 1999.

Gross Profit

          Gross profit in 2000 was $2,686,000 and 3.5% of net sales compared to $6,753,000 and 9.8% of net sales in 1999. The decline in gross profit is a result of increased costs for raw material, in particular pulp and energy, and the Company's inability to increase prices sufficiently to cover those cost increases.

     Paper Products Business

          The Paper Products Business' gross profit fell to less than 1% of net sales in 2000 compared to 8.6% in 1999. The reduction in gross profit is the result of increases in pulp and energy costs and the Company's inability to pass these higher costs on to its customers.

     Flexible Packaging Business

          The Flexible Packaging Business' gross profit increased to 21.2% of net sales in 2000 compared to 18.1% in 1999. The improvement can be attributed to higher margin product mix and improvements in production efficiency.

Selling, Administration and Other Expenses

          The Company realized an increase in selling and administrative expenses of $238,000 or 4.9% in 2000 as compared to 1999. The increase in selling and administrative expenses in 2000 over 1999 is related to accounts receivable and uncollectible accounts. In 2000, the Company wrote-off $279,000 in uncollectible accounts compared to $54,000 in 1999, an increase of $225,000.

          During 2000, the Company determined that it would not realize the benefit of $440,000 of trade credits and recognized a write off of these credits against 2000 operations.

          In the second quarter of 1999, Badger received $622,000 of life insurance proceeds upon the death of a former president of the Company in March 1999. The proceeds included $231,000 of cash surrender value carried as other assets on its balance sheet and $391,000 of non-recurring income.

Liquidity and Capital Resources

Capital Expenditures

          Capital expenditures during 2001 were $1,439,000, compared to $2,265,000 for the same period in 2000.

     Paper Products Business

          Major projects in 2001 in the Paper Products Business included the rebuild of a waxing machine and equipment to improve the consistency of the profile of the paper produced on the Yankee paper machine and rewinding equipment.

     Flexible Packaging Business

          The Flexible Packaging Business did not have any major capital projects during 2001.

          The Company expects that its capital expenditures in 2002 will not exceed $4,000,000.

Capital Resources

          As of December 31, 2001 the Company's capital resources included $664,000 in cash and borrowings under the Company's $15,000,000 revolving credit facility. Borrowings under this facility totaled $4,946,000. Based on the balances in inventory and accounts receivable, the Company had an available balance under the line of $9,138,000. The Company also has $1,148,000 available from its term debt facility for purchases of fixed assets.

          In November 2001, the Company obtained a revolving credit agreement with a commercial bank providing for asset-based financing which expires in November 2004. The line of credit provides for maximum borrowings of $15,000,000, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The line of credit bears interest at a variable rate based on alternative interest rate bases at the Company's option (4.75% at December 31, 2001). A facility fee of 1/4% is payable for unused amounts. The line of credit is collateralized by accounts receivable and inventory.

          At December 31, 2001, the revolving line of credit required, among other items, the Company to maintain a fixed charge coverage ratio of 1.00 and a minimum tangible net worth. Capital expenditures are limited to $3,000,000 per year in 2002 and periods thereafter.

          The Company obtained a variable rate term loan in November 2001. The agreement provides for monthly payments of principal and interest, with interest at prime plus 1/2%. Borrowings are collateralized by certain property, plant and equipment.

          The UDAG debt, including additional funding obtained in November 2001, is due in monthly installments of $17,931, including interest at 5.0%, through maturity in November 2011. This loan is collateralized by certain property.

          The Company is currently in compliance with all material provisions of its revolving credit and long-term credit agreements. The Company believes that cash provided by operations and its revolving credit facility are sufficient to meet its current and anticipated working capital needs, as well as fund its planned capital expenditures.

Cash Flows

          Cash provided from operations in 2001 was $5,740,000 compared to $2,233,000 in 2000. The increase in cash flow is the combined results of increased profitability and reductions of inventory.

          Net cash provided from investing activities was $258,000 in 2001 compared to net cash used in investing activities of $1,679,000 in 2000. The proceeds from the sale of timberland in 2001 generated cash from investing activities. Such proceeds were not available in 2000.

          The Company used $6,314,000 in financing activity in 2001 as compared to $243,000 in 2000. The increase in cash used in financing activities is a result of cash flow from operations and the sale of assets being used to reduce debt.

          The Company used the proceeds from the sale of the wastewater treatment plant in January 2002 to reduce the outstanding advances under its revolving credit facility. The Company believes that cash flow from operations will be sufficient to allow the Company to meet its obligations in 2002.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats based on the lender's prime rate. As of December 31, 2001, the Company was paying 4.75% annual rate on amounts borrowed against this line.

          A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $85,000.

          The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

          We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary (a Wisconsin corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/  Grant Thornton LLP

Appleton, Wisconsin
January 25, 2002 (except for Note A9, as to which the date is January 30, 2002)

                              Badger Paper Mills, Inc. and Subsidiary

                                    CONSOLIDATED BALANCE SHEETS
                                            December 31
                                      (dollars in thousands)
                                                                        2001             2000
                                                                        ----             ----
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $        664     $        980
   Certificates of deposit                                                   164              100
   Accounts receivable, net                                                6,107            6,608
   Inventories                                                             4,983            6,519
   Refundable income taxes                                                   170              300
   Deferred income taxes                                                   1,150                -
   Property held for resale                                                  258                -
   Prepaid expenses and other                                                748              571
                                                                    ------------     ------------
     Total current assets                                                 14,244           15,078

PROPERTY, PLANT AND EQUIPMENT, NET                                        25,445           27,711

OTHER ASSETS                                                                 591              568
                                                                    ------------     ------------
     Total assets                                                   $     40,280     $     43,357
                                                                    ============     ============

                                       LIABILITIES

CURRENT LIABILITIES
   Current portion of long-term debt                                $        414     $     15,212
   Accounts payable                                                        2,921            6,859
   Accrued liabilities                                                     3,792            2,957
   Income taxes payable                                                      400                -
                                                                    ------------     ------------
     Total current liabilities                                             7,527           25,028

LONG-TERM DEBT                                                             9,794            1,310

DEFERRED INCOME TAXES                                                      1,839                -

OTHER LIABILITIES                                                            675              537

COMMITMENTS AND CONTINGENCIES                                                  -                -

SHAREHOLDERS' EQUITY
   Common stock, no par value; 4,000,000 shares authorized
    2,160,000 shares issued                                                2,700            2,700
   Additional paid-in capital                                                 54              170
   Retained earnings                                                      19,213           15,367
   Treasury stock, at cost, 136,415 and 171,583
   shares in 2001 and 2000, respectively                                  (1,522)          (1,755)
                                                                    ------------     ------------
     Total shareholders' equity                                           20,445           16,482
                                                                    ------------     ------------

     Total liabilities and shareholders' equity                     $     40,280     $     43,357
                                                                    ============     ============

The accompanying notes are an integral part of these statements.

                                      Badger Paper Mills, Inc. and Subsidiary

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Years ended December 31,
                                               (dollars in thousands)
                                                                        2001             2000             1999
                                                                        ----             ----             ----
Net sales                                                           $     76,305     $     76,137     $     69,231

Cost of sales                                                             66,463           73,451           62,478
                                                                    ------------     ------------     ------------

       Gross profit                                                        9,842            2,686            6,753

Selling, general and administrative expenses                               5,559            5,128            4,890
Loss on write-off of trade credits                                             -              440                -
                                                                    ------------     ------------     ------------

       Operating income (loss)                                             4,283           (2,882)           1,863

Other income (expense)
  Interest and dividend income                                                77               44               85
  Interest expense                                                          (927)          (1,250)          (1,064)
  Gain on sale of timberlands                                              1,627                -                -
  Gain from life insurance proceeds                                            -                -              391
  Miscellaneous, net                                                         160              131              141
                                                                    ------------     ------------     ------------
                                                                             937           (1,075)            (447)
                                                                    ------------     ------------     ------------

Income (loss) before income tax                                            5,220           (3,957)           1,416

Provision (benefit) for income taxes                                       1,374             (891)             279
                                                                    ------------     ------------     ------------

       Net income (loss)                                            $      3,846     $     (3,066)    $      1,137
                                                                    ============     ============     ============

       Net earnings (loss) per share - basic                        $       1.92     $     (1.55)     $       0.58
                                                                    ============     ============     ============

       Net earnings (loss) per share - diluted                      $       1.89     $     (1.55)     $       0.58
                                                                    ============     ============     ============

The accompanying notes are an integral part of these statements.

                                      Badger Paper Mills, Inc. and Subsidiary

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              Years ended December 31,
                                               (dollars in thousands)

                                                                        2001             2000             1999
                                                                        ----             ----             ----

Common Stock
   Balance, December 31                                             $      2,700     $      2,700     $      2,700
                                                                    ------------     ------------     ------------

Additional paid-in capital
   Balance, January 1                                                        170              201              200
   Treasury stock issued                                                    (116)             (31)               1
                                                                    ------------     ------------     ------------

   Balance, December 31                                                       54              170              201
                                                                    ------------     ------------     ------------

Retained earnings
   Balance, January 1                                                     15,367           18,433           17,296
   Net income (loss)                                                       3,846           (3,066)           1,137
                                                                    ------------     ------------     ------------

   Balance, December 31                                                   19,213           15,367           18,433
                                                                    ------------     ------------     ------------

Treasury stock
   Balance, January 1                                                     (1,755)          (1,850)          (1,939)
   Shares issued (35,168, 14,249 and 13,446 shares
    in 2001, 2000 and 1999, respectively)                                    233               95               89
                                                                    ------------     ------------     ------------

   Balance, December 31                                                   (1,522)          (1,755)          (1,850)
                                                                    ------------     ------------     ------------

Shareholders' equity
   Balance, December 31                                             $     20,445     $     16,482     $     19,484
                                                                    ============     ============     ============

The accompanying notes are an integral part of these statements.

                                         Badger Paper Mills, Inc. and Subsidiary

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years ended December 31,
                                                 (dollars in thousands)
                                                                                   2001           2000           1999
                                                                                   ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                             $    3,846     $   (3,066)    $    1,137
  Adjustments to reconcile to net cash provided by operating activities
     Depreciation                                                                    3,355          3,005          2,853
     Directors' fees paid in shares                                                    117             64             90
     Deferred income taxes                                                             689           (680)           200
     Realized loss on sale of marketable securities                                      -             12              -
     Gain from life insurance proceeds                                                   -              -           (391)
     Gain on sale of timberlands                                                    (1,627)             -              -
     Loss on write-off of trade credits                                                  -            440              -
     Other                                                                               8             22              -

Changes in assets and liabilities
     Accounts receivable, net                                                          501           (528)          (818)
     Inventories                                                                     1,536          1,300         (1,618)
     Accounts payable and accrued liabilities                                       (3,103)         1,944            602
     Income taxes refundable (payable)                                                 530            (80)          (363)
     Other                                                                            (112)          (200)          (363)
                                                                                ----------     ----------     ----------
         Net cash provided by operating activities                                   5,740          2,233          1,329

Cash flows from investing activities:
  Additions to property, plant and equipment                                        (1,439)        (2,265)        (2,815)
  Proceeds from sale of timberlands and other property and equipment                 1,761             61             13
  Net (purchases) maturities of certificates of deposit                                (64)           400            496
  Life insurance proceeds                                                                -              -            622
  Purchases of marketable securities                                                     -              -            (36)
  Proceeds from sale of marketable securities                                            -            125          1,260
                                                                                ----------     ----------     ----------
         Net cash provided by (used in) investing activities                           258         (1,679)          (460)

Cash flows from financing activities:
  Increase (decrease) in revolving notes payable                                    (6,554)           800          1,600
  Proceeds from long-term debt                                                       4,114              -              -
  Payments on long-term debt                                                        (3,874)        (1,043)        (4,029)
                                                                                ----------     ----------     ----------
         Net cash used in financing activities                                      (6,314)          (243)        (2,429)
                                                                                ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (316)           311         (1,560)

Cash and cash equivalents:
  Beginning of year                                                                    980            669          2,229
                                                                                ----------     ----------     ----------
  End of year                                                                   $      664     $      980     $      669
                                                                                ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Badger Paper Mills, Inc. manufactures paper and paper products and provides printing and converting services to customers throughout the United States, with concentrations in the Midwestern States of Wisconsin, Illinois, Missouri and Ohio. In February 1998, Peshtigo Power, LLC ("Peshtigo") was incorporated to produce steam for Badger Paper Mills, Inc. Peshtigo is wholly owned by the Company.

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

3.   Concentrations

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

          The Company's Paper Products Business employs approximately 177 employees represented by the United Paperworkers Union. The existing agreement expires in May 2002.

4.   Financial Instruments

          For cash and certificates of deposit, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term debt, the carrying amount approximates fair value based on comparison with current rates offered to the Company for debt with similar remaining maturities.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

7.   Receivables

          Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts. The Company estimates an allowance based on actual payment history of each individual customer. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its allowance.

8.   Inventories

          Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out ("LIFO") basis.

9.   Property Held for Resale

          Property held for resale consists of a sewage treatment plant. On January 30, 2002, the Company sold this plant to the City of Peshtigo for cash proceeds of $1,250,000.

10.  Property, Plant and Equipment

          These assets are stated at cost. Spare parts are stated at cost, subject to net realizable value. If the parts are utilized in a project that either extends the lives or increases the capacity of the equipment, they are capitalized. If the parts are utilized in ordinary repairs or maintenance, they are charged to operating expense. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Land improvements useful lives are 15 years. Buildings useful lives range from 30 to 33 years and machinery and equipment from 3 to 17 years. Accelerated depreciation is used for income tax purposes.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

11.  Trade Credits

          Trade credits represented credits issued by an international barter firm in exchange for surplus inventory. Trade credits were recorded at the lower of cost or market of the inventory exchanged. The Company regularly reviewed trade credits if events or circumstances indicated that the trade credits were impaired. In the fourth quarter of 2000, the balance of trade credits of $440,000 were written off through an impairment charge, as the trade credits no longer had value in negotiations with key suppliers. The write-off of trade credits represented a net loss per share of $0.22 both on a basic and diluted basis for 2000. The write-off related to the Paper Products Business.

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

14.  Stock Options

          The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense is recorded using the front loaded method.

15.  Net Sales Recognition

          Net sales are recognized by the Company when goods are shipped and accepted by the customer.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

16.  Shipping and Handling Costs

          The Company records shipping and handling costs in cost of sales on the statement of operations. Shipping and handling costs amounted to $4,562,000, $4,464,000 and $4,150,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

17.  Research and Product Development Costs

          Research and product development costs related to potential new products and applications are expensed when incurred. These costs amounted to $469,000, $762,000 and $532,000 for 2001, 2000 and 1999, respectively.

18.  Net Earnings (Loss) Per Share

          Net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year:

                                  2001              2000             1999
                                  ----              ----             ----
          Basic                 2,004,664         1,981,716        1,966,111
          Diluted               2,037,429         1,981,716        1,966,111

Stock options to purchase 25,000 common shares in 2001 and 115,000 common shares in 2000 and 1999 were not dilutive and therefore, have not been included in the computations of diluted per common share amounts.

19.  Reclassifications

          Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

20.  Prospective Accounting Pronouncements

          The Company believes the adoption of new accounting pronouncements will not have a significant impact on results of operations or financial position.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE B - RECEIVABLE ALLOWANCES

          The receivable allowances at December 31, 2001 and 2000 are as follows (in thousands):
                                                    2001        2000
                                                   ------      ------
          Sales returns and allowances             $  242      $  102
          Cash discounts                               59          34
          Doubtful accounts                           300          14
                                                   ------      ------
                                                   $  601      $  150
                                                   ======      ======
NOTE C - INVENTORIES

          The major classes of inventories, valued on the LIFO cost method, at December 31, 2001 and 2000 are as follows (in thousands):

                                                    2001        2000
                                                   -------     -------
          Raw Materials                            $ 1,062     $ 1,291
          Work-in-process and finished stock         3,921       5,228
                                                   -------     -------
                                                   $ 4,983     $ 6,519
                                                   =======     =======

          The first-in, first-out ("FIFO") cost of raw materials, work-in-process and finished stock inventories approximated $9,548,000 and $11,208,000 at December 31, 2001 and 2000, respectively. It is not practical to separate finished stock and work-in-process inventories. The LIFO cost method had the effect of decreasing net earnings in 2001 by $91,000, or $.05 per share
- basic and .04 per share - diluted. For 2000, the LIFO cost method had the effect of increasing the net loss by $618,000, or $.31 per share, basic and diluted. For 1999, the impact of the LIFO cost method on net income was not significant.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment at December 31 are as follows (in thousands):
                                                     2001        2000
                                                   --------    --------
          Machinery and equipment                  $ 57,505    $ 60,605
          Buildings                                   9,183       9,104
          Spare parts                                 1,344       1,294
          Land                                           73         199
          Construction-in-progress - equipment          313          13
                                                   --------    --------
                                                     68,418      71,215
          Accumulated depreciation                   42,973      43,504
                                                   --------    --------
                                                   $ 25,445    $ 27,711
                                                   ========    ========

At December 31, 2001 and 2000, $18,967,000 and $18,289,000, respectively, of fully depreciated assets were still in use.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE E - ACCRUED LIABILITIES

          Accrued liabilities at December 31, 2001 and 2000 are as follows (in thousands):
                                                                2001     2000
                                                               -------  -------
       Compensation, including future absences, and related
        taxes                                                  $ 1,766  $ 1,646
       Defined contribution plan                                   717      505
       Incurred but not reported medical claims                    643      189
       Other                                                       666      617
                                                               -------  ------
                                                               $ 3,792  $ 2,957
                                                               =======  =======
NOTE F - LONG-TERM DEBT

          Long-term debt at December 31, 2001 and 2000 consists of the following (in thousands):
                                                                2001     2000
                                                               -------  ------
       Revolving Credit Agreement                              $ 4,946  $11,500
       Term note payable to bank                                 3,582        -
       Industrial Development Revenue Bonds ("IDRBs")                -    3,590
       Urban Development Action Grant ("UDAG")                   1,680    1,432
                                                               -------  -------
                                                                10,208   16,522
       Less:  current maturities                                   414   15,212
                                                               -------  -------
                                                               $ 9,794  $ 1,310
                                                               =======  =======

          In November 2001, the Company obtained a revolving credit agreement with a commercial bank expiring in November 2004. The revolving credit agreement provides for maximum borrowings of $15 million, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The revolving credit agreement bears interest at a variable rate based on alternative interest rate bases, at the Company's option (4.75% at December 31, 2001). A facility fee of 1/4% is payable for unused amounts.

          At December 31, 2001, the revolving credit agreement required, among other items, the Company to maintain a fixed charge coverage ratio of 1.00 and a minimum tangible net worth, as outlined in the agreement. Capital expenditures are limited to $3,000,000 per year in 2002 and periods thereafter.

          The Company obtained a variable rate term loan in November 2001. The agreement provides for monthly payments of principal and interest, with interest at prime plus 1/2%.

          The UDAG debt, including additional funding obtained in November 2001, is due in monthly installments of $17,931, including interest at 5.0%, through maturity in November 2011.

          Substantially all assets of the Company serve as collateral for the above debt.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE G - INCOME TAXES

          The provision (benefit) for income taxes consists of the following (in thousands):

                                                2001       2000       1999
                                                ----       ----       ----
        Currently payable (refundable):
             Federal                          $    660   $   (211)  $     62
             State                                  25          -         17
                                              --------   --------   --------
                                                   685       (211)        79
        Deferred:
             Federal                               689       (680)       222
             State                                   -          -        (22)
                                              --------   --------   --------
                                                   689       (680)       200
                                              --------   --------   --------
                                              $  1,374   $   (891)  $    279
                                              ========   ========   ========

          The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                                    2001     2000     1999
                                                    ----     ----     ----
       Statutory Federal tax rate                   34.0%   (34.0)%   34.0%
       Increase (decrease) in valuation reserve     (7.7)    11.5      -
       Tax-exempt income - life insurance
        proceeds                                     -        -       (9.4)
       State tax                                     -        -       (5.7)
       Other                                         -        -        0.8
                                                    ----    =====    -----
            Effective tax rate                      26.3%   (22.5)%   19.7%
                                                    ====    =====    =====

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

          The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

NOTE G - INCOME TAXES - Continued
                                                          2000         1999

                                                       ----------    ---------
          Deferred tax assets:
            Accounts receivable                        $       96    $      60
            Inventories                                       240           64
            Accrued expenses                                  814          572
            Deferred compensation                              23           47
            Postretirement benefits                           260          174
            Alternative minimum tax carryforward            1,840        1,840
            Tax credit carryforwards                          926        1,315
            Federal net operating loss carryforward             -        1,394
            State net operating loss carryforwards            199          422
            State credit carryforwards                      1,600        1,580
            Valuation allowance                            (1,799)      (2,796)
                                                       ----------    ---------
                                                            4,199        4,672
          Deferred tax liabilities:
            Fixed assets                                   (4,888)      (4,672)
                                                       ----------    ---------
                   Net liability                       $     (689)   $       -
                                                       ==========    =========

          The total deferred tax liabilities (assets) as presented in the accompanying balance sheet are as follows:
                                                           2001         2000
                                                           ----         ----

          Net long-term deferred tax liabilities        $   1,839     $      -
          Gross current deferred tax assets                (1,150)           -
                                                        ---------     --------
                                                        $     689     $      -
                                                        =========     ========

          For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $926,000 and $1,840,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $9,926,000 and $15,704,000, respectively. Certain carryforwards expire at various times over the next 20 years. For financial reporting purposes, a valuation allowance has been established to the extent that federal and state carryforwards, absent future taxable income, will expire unused. The valuation allowance decreased $997,000 due primarily to the realization of the benefits related to the federal net operating loss carryforward utilized in 2001.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE H - EMPLOYEE BENEFITS

          The Company has defined contribution plans covering substantially all employees. Contribution expenses associated with these plans were $717,000, $505,000 and $522,000 in 2001, 2000 and 1999 respectively.

          The Company is self-funded for health costs. The Company has stop-loss coverage for costs in excess of $100,000 per individual per year.

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and income taxes was as follows (in thousands):

                                                     2001      2000       1999
                                                     ----      ----       ----
        Interest                                   $  952    $ 1,250    $ 1,080
        Income taxes, net of refund received       $  139    $     -    $   438


NOTE J - OPERATING SEGMENTS

          The Company has two business segments, the Paper Products Business and the Flexible Packaging Business. The Paper Products Business produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The Flexible Packaging Business prints and converts flexible packaging materials for the Paper Products Business, as well as films and non-woven materials from other customers.

          The accounting policies of the segments are the same as those described in Note A, Summary of Significant Accounting Policies. Intersegment net sales relates to the transfer of material or provision of services between the two segments. The Company evaluates the performance of its segments and allocates resources to them based on net income. There are no jointly used or allocated assets between the segments.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE J - OPERATING SEGMENTS (Continued)

          The following provides information on the Company's segments (in thousands):

                                          Paper Products Buiness       Flexible Packaging Business               Total
                                          ----------------------       ---------------------------               -----
                                         2001      2000      1999      2001       2000       1999       2001      2000      1999
                                         ----      ----      ----      ----       ----       ----       ----      ----      ----
Net sales from external customers      $65,190   $65,896   $60,575   $11,115     $10,241     $8,656   $76,305   $76,137   $69,231
Intersegment net sales                   2,946     2,447     2,858     1,106       1,269      1,506     4,052     3,716     4,364
Depreciation                             3,120     2,773     2,634       235         232        219     3,355     3,005     2,853
Loss on write-off of trade credits           -       440         -         -           -          -         -       440         -
Interest and dividend income                63        28        69        14          16         16        77        44        85
Interest expense                           893     1,185       997        34          65         67       927     1,250     1,064
Gain on sale of timberlands              1,627         -         -         -           -          -     1,627         -         -
Gain from life insurance proceeds            -         -       391         -           -          -         -         -       391
Income tax (benefit) provision           1,051    (1,332)       49       323         441        230     1,374      (891)      279
Segment income (loss)                    3,015    (4,047)      523       831         981        614     3,846    (3,066)    1,137
Segment assets                          36,662    39,815    44,188     7,845       6,346      5,857    44,507    46,161    50,045
Expenditures for long-lived assets       1,238     2,146     2,490       201         119        325     1,439     2,265     2,815

          The following is a reconciliation of segment information to consolidated information (in thousands):

                                                                 2001              2000             1999
                                                                 ----              ----             ----
        Net sales:
          Total net sales for reportable segments             $    80,357      $    79,853       $    73,595
          Elimination of intersegment net sales                    (4,052)          (3,716)           (4,364)
                                                              -----------      -----------       -----------
               Total consolidated net sales                   $    76,305      $    76,137       $    69,231
                                                              ===========      ===========       ===========
        Assets:
          Total assets for reportable segments                $    44,507      $    46,161       $    50,045
          Elimination of intersegment receivables                  (3,477)          (2,054)           (2,401)
          Elimination of intersegment investment                     (750)            (750)             (750)
                                                              -----------      -----------       -----------
               Total consolidated assets                      $    40,280      $    43,357       $    46,894
                                                              ===========      ===========       ===========

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE J - OPERATING SEGMENTS (Continued)

          Total segment income and other significant items are the same as the consolidated information.

          All operations of the Company are located in the United States. Revenues from foreign countries are primarily from Canada and Mexico and are immaterial to total revenues.

NOTE K - DIRECTOR STOCK GRANT PLANS

          In 2000, 1999 and 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 110,000 shares of Common Stock was reserved for issuance. Each Director of the Company is to receive a grant of Common Stock in payment of his or her directors fee. During 2001, 2000 and 1999, 35,168, 14,249 and 13,446 shares, respectively, were issued from treasury stock, at a value of $117,000, $64,000 and $90,000, respectively.

NOTE L - STOCK OPTION PLAN

          In May 1999, the Company established an incentive stock option plan ("Plan") as a mechanism to attract and retain its officers and key employees by providing additional performance incentives and the opportunity to share ownership in the Company. The Plan allows the Company to grant options for 130,000 common shares. Options awarded under the Plan vest over a three or five year period and expire in five to nine years.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE L - STOCK OPTION PLAN (Continued)

          The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 2001:

                                                             Number       Weighted average
                                                           of shares      exercise price
      Unexercised options outstanding -
       January 1, 1999                                            -         $  -
      Options granted                                       115,000            8.42
                                                            -------
      Unexercised options outstanding -
       December 31, 1999                                    115,000            8.42
      Options granted                                             -            -
                                                            -------
      Unexercised options outstanding -
       December 31, 2000                                    115,000            8.42
      Options granted                                       104,000            3.04
      Options forfeited                                     (90,000)           8.24
                                                            -------
      Unexercised options outstanding -
       December 31, 2001                                    129,000            4.01
                                                            =======

      Price of $8.09 (weighted-average contractual
       life of 2 years)                                     25,000             8.09
      Price range $3.00 - $4.44 (weighted-average
       contractual life of 4 years)                         104,000            3.04
                                                            -------
                                                            129,000            4.01
                                                            =======
      Exercisable options -
         December 31, 1999                                   64,000            8.21
         December 31, 2000                                   91,000            8.24
         December 31, 2001                                   29,000            7.54

          As allowed by SFAS 123, "Accounting for stock-based compensation", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The Company has determined the pro-forma information as if the Company had accounted for stock options granted under the plan under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with the following weighted-average assumptions for options issued in each year:

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE L - STOCK OPTION PLAN (Continued)

                                                          2001         1999
                                                          ----         ----
           Risk-free interest rate                        5.11          5.5
           Dividend yield                                 -             -
           Volatility factor                              126%          58%
           Weighted-average expected life                 5 years       6 years

          The weighted-average fair values of options granted in 2001 and 1999 were $2.89 and $4.20 per share, respectively. No options were granted in 2000. If the Company had recognized compensation expense based on these values, the Company's pro-forma net earnings and both basic and diluted earnings per share would have been reduced by approximately $89,000 or $.04 per share in 2001, $75,000 or $.04 per share in 2000, and $363,000 or $.39 per share in 1999.

NOTE M - COMMITMENTS AND CONTINGENCIES

Rental Agreements

          The Company leases warehouse space and certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $817,000, $734,000 and $516,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

          Future minimum rental payments are as follows (in thousands):

          Year ended December 31,
          -----------------------
                 2002                                      $    693
                 2003                                           666
                 2004                                           514
                 2005                                           280
                 2006                                           235
                 Thereafter                                      78
                                                           --------
                                                           $  2,466
                                                           ========

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Matters

          In May 1999, the Company entered into an agreement with the WDNR related to the closure of a solid waste landfill. All costs associated with the initial closure of this landfill have been completed as of December 31, 1999. As part of the closure agreement, the Company is required to provide proof of responsibility for any future remediation efforts if environmental problems are detected at this site. This amount increases over a five-year period from $53,000 as of July 31, 1999 to $297,000 as of July 31, 2003. The Company has met this requirement as of December 31, 2001 and 2000 by having an irrevocable letter of credit granted to the benefit of WDNR in the amount of $164,000 and $107,000, respectively. A certificate of deposit serves as collateral for the letter of credit.

                     Badger Paper Mills, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE N -SUMMARIZED QUARTERLY DATA (UNAUDITED)

          The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands):

                                                             Fiscal Quarter
                                      -----------------------------------------------------------
                                         First      Second      Third       Fourth       Total
                                         -----      ------      -----       ------       -----
2001
----
Net Sales                              $ 21,404    $ 18,886    $ 18,374    $ 17,641    $ 76,305
Gross profit                              1,487       2,870       2,406       3,079       9,842
Net income                                  893         997         701       1,255       3,846
Basic earnings per share                   0.45        0.49        0.35        0.63        1.92
Diluted earnings per share                 0.45        0.49        0.35        0.60        1.89

2000*
----
Net sales                              $ 19,027    $ 20,517    $ 18,603    $ 17,990    $ 76,137
Gross profit (loss)                       1,665         634         395          (8)      2,686
Net income (loss)                            89        (658)       (673)     (1,824)     (3,066)
Basic earnings (loss) per share            0.04       (0.33)      (0.34)      (0.92)      (1.55)
Diluted earnings (loss) per share          0.04       (0.33)      (0.34)      (0.92)      (1.55)

* The fourth quarter includes a write-off of trade credits amounting to approximately $440,000, or a $.22 net loss per share (note A11), and a LIFO adjustment amounting to approximately $555,000, or a $.28 net loss per share.

** Net sales have been adjusted to reflect the presentation adopted in the year-end presentation.

PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant

          The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Other Matters" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

(b)  Executive Officers of the Registrant

                                                                                    Period Served
    Name             Age                 Office                                     In This Office
    ----             ---                 ------                                     --------------
Robert A. Olah        52   Chairman of the Board;                                    2001-Present
                           President and Chief Executive Officer                     2001-Present
                             of the Company
                           President and Chief Executive Officer, Director,          1998-2001
                             Crown Vantage (specialty paper company)
                           President and Chief Operating Officer,                    1997-1998
                             Crown Vantage
                           Senior Vice President-Specialty                           1995-1997
                             Paper Group, Crown Vantage

Michael J. Bekes      44   Vice President/Chief Operating Officer                    1996-Present
                             of the Company

William H. Peters     43   Vice President/Chief Financial Officer                    2001-Present
                             of the Company
                           Executive Vice President and Treasurer,                   1996-2001
                             North Shore Capital (small market venture
                             capital firm)

          Officers are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders or until their successors are elected and qualified. There is no arrangement or understanding among any of the above officers or any other person pursuant to which such officer was selected for the office held. No family relationship of any kind exists between the officers.

Item 11.  Executive Compensation

          The information required by this item is incorporated by reference from the information included under the caption "Executive Compensation" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

          The information required by this item is incorporated by reference from the information included under the caption "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

(b)  Security Ownership of Management

          The information required by this item is incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and

Management" and "Election of Directors", set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference from the information included under the caption, "Certain Relationships and Transactions," set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

          The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:
                                                                           Pages

Reports of Independent Accountants.........................................  16
Consolidated balance sheets, December 31, 2001 and 2000....................  17
Consolidated statements of operations for the years ended December 31,
  2001, 2000 and 1999......................................................  18
Consolidated statements of changes in shareholders' equity for the years ended December 31, 2001, 2000 and 1999.............................  19
Consolidated statements of cash flows for the years ended
  December 31, 2001, 2000 and 1999.........................................  20
Notes to financial statements..............................................  21

(a)(2) List of Financial Schedules:

          The following is a listing of data submitted herewith:

Reports of independent accountants on financial statement schedule for the years ended December 31, 2001,2000 and 1999
  Schedule II Valuation and qualifying accounts and reserves...............  42

          Financial statement schedules other than that listed above are omitted for the reason that they are either not applicable, not required, or that equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a)(3)  Exhibits

Number         Description
------         -----------
(3.1)          Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1996).

(3.2) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(4.1) Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto.

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank
               - Branch.

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin

(10)           Material Contracts: **

(10.1) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(10.2) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(10.3) Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

(10.4) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.5) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.6) Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.7) Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.8) Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

Number         Description
------         -----------
(10.9)         Badger Paper Mills, Inc. 2001 Directors Stock Grant Plan
               (incorporated by reference to Appendix B to the Company's definitive Proxy Statement on Schedule 14A filed on April 6,
               2001).

(10.10) Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(23)           Consent of Independent Public Accountants.

(99) Definitive Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each of the "material contracts" represents a management compensatory agreement or arrangement.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 25, 2002                   BADGER PAPER MILLS, INC.

                                          By: /s/ Robert A. Olah
                                             -----------------------------------
                                              Robert A. Olah
                                              President, Chief Executive Officer
                                              and Chairman of the Board

          Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert A. Olah                                 Date: February 25, 2002
--------------------------------------------
Robert A. Olah, President,
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

/s/ William H. Peters                              Date: February 25, 2002
--------------------------------------------
William H. Peters, Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Harold J. Bergman                              Date: February 26, 2002
--------------------------------------------
Harold J. Bergman, Director

/s/ L. H. Buek                                     Date: February 25, 2002
--------------------------------------------
L. Harvey Buek, Director

/s/ Mark D. Burish                                 Date: February 25, 2002
--------------------------------------------
Mark D. Burish, Director

/s/ James L. Kemerling                             Date: February 26, 2002
--------------------------------------------
James L. Kemerling, Director

/s/ John T. Paprocki                               Date: February 25, 2002
--------------------------------------------
John T. Paprocki, Director

/s/ William A. Raaths                              Date: February 27, 2002
--------------------------------------------
William A. Raaths, Director

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Shareholders and Board of Directors
Badger Paper Mills, Inc.and Subsidiary
Peshtigo, Wisconsin


Our report on the 2001, 2000 and 1999 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 16 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule on page 42 of this Form 10-K.

In our opinion, the 2001, 2000 and 1999 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Grant Thornton LLP

Appleton, Wisconsin
January 25, 2002
(Except for Note A9, as to
 which the date is January 30, 2002)

Schedule II - Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 1999, 2000 and 2001 (in Thousands)

          Column A                         Column B        Column C          Column D       Column E
          --------                         --------        --------          --------       --------
                                                           Additions
                                           Balance at      charged to
                                           beginning       costs and                        Balance at
          Description                      of year         expenses         Deductions      end of year
                                           ----------      --------         ----------      -----------
Deducted in the balance sheet from the
assets to which they apply:

Allowance for discounts, doubtful
accounts and claims/allowances:

Year ended December 31, 2001
    Doubtful accounts and
     claims/allowances                     $      117      $    1,349       $      924 (A)  $      542
    Discounts                                      33             830              804 (B)          59
                                           ----------      ----------       ----------      ----------
                                           $      150      $    2,179       $    1,728      $      601
                                           ==========      ==========       ==========      ==========
Year ended December 31, 2000
    Doubtful accounts and
     claims/allowances                     $      253      $    1,054       $    1,190 (A)  $      117
    Discounts                                      43             743              753 (B)          33
                                           ----------      ----------       ----------      ----------
                                           $      296      $    1,797       $    1,943      $      150
                                           ==========      ==========       ==========      ==========
Year ended December 31, 1999
    Doubtful accounts and
     claims/allowances                     $      213      $      574       $      534 (A)  $      253
    Discounts                                      31             679              667 (B)          43
                                           ----------      ----------       ----------      ----------
                                           $      244      $    1,253       $    1,201      $      296
                                           ==========      ==========       ==========      ==========

(A) Write-off of uncollectable accounts and claims for products

(B) Discounts taken and allowed

Shareholders' Information

Market makers:                                  Stock transfer agent:
Herzog, Heine, Geduld, Inc. (HRZG)              Computershare Investor Services
Spear, Leeds & Kellogg (SLKC)                   2 North LaSalle Street
Hill, Thompson, Magid & Co. (HILL)              Chicago, Illinois 60602
Sherwood Securities Corp. (NDBC)
Island System Corp. (ISLD)


Stock Price and Dividend Information:

          The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported by Nasdaq SmallCap Market.

Price Ranges of Stock:

                                        2001                   2000
                                        ----                   ----
              Quarter              High       Low         High        Low
              -------              ----       ---         ----        ---
              First              $5.938     $1.500       $5.938     $1.500
              Second             $4.000     $2.500       $4.000     $2.500
              Third              $4.000     $2.750       $4.000     $2.750
              Fourth             $4.900     $2.850       $4.900     $2.850


Quarterly Dividends Per Share:

          The Company's revolving credit and term debt maintain certain covenants, which limit the Company's ability to pay dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."

Annual meeting of Shareholders:

          The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at The Best Western Riverfront Inn, 1812 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 14, 2002, at 10:00 a.m.

                             DIRECTORS AND OFFICERS


Board of Directors:                              Corporate Officers:

Harold J. Bergman                                Robert A. Olah
     Retired President and                            President and
     Chief Executive Officer                          Chief Executive Officer
     Riverside Paper Corporation

L. Harvey Buek                                   Michael J. Bekes
     LHB - O & M Consulting                           Vice President and
                                                      Chief Operating Officer

Mark D. Burish                                   William H. Peters
     President                                        Vice President and
     Hurley, Burish & Milliken, SC                    Chief Financial Officer

James L. Kemerling                               Mark D. Burish
     President and                                    Secretary
     Chief Executive Officer
     Riiser Oil Company, Inc.

Robert A. Olah
     Chairman of the Board
     President and
     Chief Executive Officer
     Badger Paper Mills, Inc.

John T. Paprocki
     Principal Consultant
     Paprocki and Associates

William A. Raaths
     President and Chief Executive Officer
     Anchor Appetizer Group

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Number         Description
------         -----------
(3.1)          Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1996).

(3.2) By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(4.1) Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto.

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank
               - Branch.

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin

(10)           Material Contracts: **

(10.1) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(10.2) Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(10.3) Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

(10.4) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.5) Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.6) Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

Number         Description
------         -----------
(10.7)         Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.8) Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(10.9) Badger Paper Mills, Inc. 2001 Directors Stock Grant Plan (incorporated by reference to Appendix B to the Company's definitive Proxy Statement on Schedule 14A filed on April 6,
               2001).

(10.10) Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(23)           Consent of Independent Public Accountants.

(99) Definitive Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each of the "material contracts" represents a management compensatory agreement or arrangement.