Form 10-K/A
period 2001-12-31
BADGER PAPER MILLS INC
filed 2002-03-05
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of February 14, 2002, 2,023,585 shares of common stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing sale price of the shares in the Nasdaq SmallCap Market) held by non-affiliates was approximately $8,963,232. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is herein incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

                                Explanatory Note

          The undersigned registrant hereby amends the following items of its December 31, 2001 Annual Report on Form 10-K as set forth in the pages attached hereto:

          Item 1. Business

          The information required by this Item is filed herewith by amendment pursuant to Rule 12b-15.

          Except as noted herein, Badger Paper Mills, Inc.'s December 31, 2001 Annual Report on Form 10-K remains as originally filed with the Securities and Exchange Commission on March 4, 2002.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 5, 2002

                                  BADGER PAPER MILLS, INC.


                                  By: /s/ William H. Peters
                                      -----------------------------------
                                      William H. Peters
                                      Vice President and Chief Financial Officer

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

          A significant percentage of the Company's research and development costs are spent working on concepts and designs for new and/or improved paper products for customers. Since many of the Company's customers for paper products are converters, these customers need trial production runs of paper products to evaluate how the Company's new or modified paper products perform in actual use on the customers' paper-converting machinery and equipment. If such trial production runs are unsuccessful, the Company charges the associated costs to research and development. If such trial production runs are successful, the Company sells the product to the customers. Revenues from successful trial production runs are included in sales and the associated costs are accounted for in cost of sales.

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

          Prior to January 30, 2002, effluent flow from Badger's Peshtigo Facilities was directed into a joint municipal wastewater treatment plant, which Badger operated under contract with the City of Peshtigo, Wisconsin. Effective January 30, 2002, Badger sold this wastewater treatment plant to the City of Peshtigo for approximately $1,250,000; however, Badger continues to operate this wastewater treatment plant under contract with the City of Peshtigo. Management believes this wastewater treatment plant continues to meet or exceed all currently applicable environmental requirements and that Badger's use of the treatment plant is in compliance with all regulatory requirements. In 2000, Badger renewed its wastewater discharge permit for this wastewater treatment plant.

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