Form 10-Q
period 2002-03-31
BADGER PAPER MILLS INC
filed 2002-05-13
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,025,211 as of March 31, 2002.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                        Page No.



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Interim Statement of Operations,
           Three Months Ended March 31, 2002 and 2001                      3

           Consolidated Balance Sheet,
           March 31, 2002 and December 31, 2001                            4

           Consolidated Interim Statement of Cash Flow,
           Three Months Ended March 31, 2002 and 2001                      5

           Notes to Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     10



                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               10



                                   SIGNATURES

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
(Dollars in thousands, except per share data)                       For Three Months Ended
                                                                           March 31
                                                         -----------------------------------------------
                                                               2002                         2001
Net Sales                                                          $18,250                     $21,404
     Cost of Sales                                                  16,176                      19,917
                                                         ------------------           -----------------
Gross Profit                                                         2,074                       1,487

     Selling and Administrative Expenses                             1,347                       1,160
                                                         ------------------           -----------------
Operating Income                                                       727                         327

     Interest Expense                                                (104)                       (319)
     Interest Income                                                     3                           7
     Gain on Sale of Non Core Assets                                 1,131                       1,304
     Other Income (Expense), Net                                        17                          34
                                                         ------------------           -----------------
Income Before Income Taxes                                           1,774                       1,353

     Income Tax Expense                                                603                         460
                                                         ------------------           -----------------

Net Income                                                          $1,171                       $ 893
                                                         ==================           =================

Net Earnings Per Share - Basic                                       $0.58                       $0.45
     Average Shares Outstanding - Basic                          2,023,874                   1,988,417

Net Earnings Per Share - Diluted                                     $0.57                       $0.45
     Average Shares Outstanding - Diluted                        2,059,702                   1,988,417


See Notes to Financial Statements

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                                                     March 31, 2002        December 31,
                                                                      (Unaudited)             2001
                                                                   -------------------  -------------------
ASSETS:
Current Assets:
   Cash & Cash  Equivalents                                                     $ 484               $  664
   Certificates of Deposit                                                        164                  164
   Accounts Receivable - Net                                                    7,203                6,107
   Inventories                                                                  5,545                4,983
   Refundable Income Taxes                                                        170                  170
   Deferred Income Taxes                                                        1,150                1,150
   Property Held for Resale                                                                            258
Prepaid Expenses and Other                                                        859                  748
                                                                   -------------------  -------------------
      Total Current Assets                                                     15,575               14,244

PROPERTY, PLANT AND EQUIPMENT, NET                                             25,238               25,445
OTHER ASSETS                                                                      512                  591
                                                                   -------------------  -------------------
TOTAL ASSETS                                                                  $41,325              $40,280
                                                                   ===================  ===================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current Liabilities:
    Current Portion of Long-term Debt                                           $ 566                $ 414
    Accounts Payable                                                            5,120                2,921
    Accrued Liabilities                                                         3,426                3,792
    Income Taxes Payable                                                          582                  400
                                                                   -------------------  -------------------
      Total Current Liabilities                                                 9,694                7,527

LONG-TERM DEBT                                                                  7,501                9,794

DEFERRED INCOME TAXES                                                           1,839                1,839

OTHER LIABILITIES                                                                 664                  675

COMMITMENTS AND CONTINGENCIES                                                       -                    -

SHAREHOLDERS' EQUITY
    Common Stock, No Par Value; 4,000,000 shares authorized
      2,160,000 shares issued                                                   2,700                2,700
    Additional paid-in capital                                                     55                   54
    Retained Earnings                                                          20,383               19,213
    Treasury Stock, at cost, 134,789 and 136,415 shares
    In 2002 and 2001, Respectively                                            (1,511)              (1,522)
                                                                   -------------------  -------------------

      Total Shareholders' Equity                                               21,627               20,445
                                                                   -------------------  -------------------

      Total Liabilities and Shareholders' Equity                              $41,325              $40,280
                                                                   ===================  ===================


See Notes to Financial Statements

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                   CONSOLIDATED INTERIM STATEMENT OF CASH FLOW
                                   (Unaudited)
(Dollars in thousands)
                                                                           For Three Months Ended March 31
                                                                         -----------------------------------
                                                                              2002               2001
                                                                         ---------------     ---------------
Cash Flow from Operating Activities:
          Net Income                                                              $1,171              $ 893
          Adjustments to Reconcile to Net Cash
            Provided By (Used in) Operating Activities:
              Depreciation                                                           600                736
              Director's Fees Paid in Stock                                           12                  -
              Gain on Sale of Non Core Assets                                    (1,131)            (1,304)
              Deferred Income Taxes                                                    -                458

          Changes in Assets and Liabilities:
             Increase in Accounts Receivable, Net                                (1,096)            (2,151)
            (Increase) Decrease in Inventories                                     (562)              2,077
            Increase in Accounts Payable                                           2,199                284
            Decrease in Accrued Liabilities                                        (366)              (590)
            Income Taxes Payable                                                     182                138
            Increase in Other                                                       (11)                (5)
                                                                         ----------------   ----------------
            Net Cash Provided by (Used in) Operating Activities                      998                536
                                                                         ----------------   ----------------

Cash Flow From Investing Activities:
          Additions to Property, Plant and Equipment, Net                          (408)               (80)
          Proceeds From Sale of Non Core Assets                                    1,371              1,415
                                                                         ----------------   ----------------
          Net Cash Provided by Investing Activities                                  963              1,335
                                                                         ----------------   ----------------

Cash Flow from Financing Activities:
          Increase to (Payments on) Long-Term Debt                               (2,141)              (311)
          Increase to (Decrease in) Revolving Credit Borrowings                        -            (1,260)
                                                                         ----------------   ----------------
          Net Cash Used in Financing Activities                                  (2,141)            (1,571)
                                                                         ----------------   ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                               (180)                300

Cash and Cash Equivalents:
          Beginning of Period                                                        664              1,080
                                                                         ----------------   ----------------
          End of Period                                                            $ 484             $1,380
                                                                         ================   ================

See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying financial statements, in the opinion of management, include all adjustments that are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Form 10-K and Annual Report for the year ended December 31, 2001, for the accounting policies which are pertinent to these statements.

Note 2.  Income Taxes

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month period ended March 31, 2002 and 2001.

Note 3.  Earnings per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

                            2002                2001
                            ----                ----
        Basic          2,023,874           1,988,417
        Diluted        2,059,702           1,988,417


Stock options to purchase 25,000 common shares in 2002 and 115,000 common shares in 2001 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.


Note 4.  Stock Option Plan

Badger Paper Mills, Inc. (the Company) has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended March 31, 2002.

Note 5.  Inventories

The major components of inventories were as follows:


(In thousands of dollars)                 March 31, 2002         December 31,
                                                                     2001
                                        -------------------    ----------------

Raw Materials                                      $ 3,422             $ 2,333
Finished Goods and Work in Process                   6,978               7,216
                                        -------------------    ----------------
                                                  $ 10,400             $ 9,549
Less: LIFO Reserve                                  (4,855)             (4,566)
                                        -------------------    ----------------
     Total Inventories                             $ 5,545             $ 4,983
                                        ===================    ================

Note 6.  Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined. Please refer to the more complete discussion of legal matters in the Company's Form 10-K for the year ended December 31, 2001.



Note 7.  Operating Segments

The Company is involved in two business segments, paper products and flexible packaging. The paper products business produces a variety of paper products including fine paper, business paper, colored paper, waxed paper, specialty coated base papers and twisting papers. The flexible packaging business prints and converts flexible packaging materials for the paper products business, as well as films and non-woven materials from other customers.

The following provides information on the Company's operating segments for the three-month period ended March 31:

                                       PAPER PRODUCTS                  FLEXIBLE PACKAGING                     TOTAL
                                      For Three Months                  For Three Months                 For Three Months
    (Dollars in Thousands)             Ended March 31                    Ended March 31                   Ended March 31
                                ------------------------------    -----------------------------    -----------------------------
                                    2002             2001             2002             2001            2002             2001
                                    ----             ----             ----             ----            ----             ----

Net sales                             $16,002         $18,298           $2,248          $3,106           $18,250        $21,404
Segment income before tax               1,852             906             (78)             447             1,774          1,353
Segment assets                         37,154          37,054            4,171           5,752            41,325         42,806

All operations of the Company are located in the United States.


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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors that could cause actual results to differ materially include, but are not limited to, the following:

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

o Changes in the price of pulp, the Company's main raw material. The Company purchases all of its pulp needs on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

o Interruptions in the supply of, or increases and/or changes in the price of energy (principally electricity, natural gas, and fuel oil) that the Company needs in its manufacturing operations.

o Changes in demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's paper products, growth rates of the end markets for the Company's products, technological or consumer preference changes or acceptance of the Company's products by the markets it serves.

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


Results of Operations

Net Sales

First quarter 2002 net sales were $18,250,000, compared to $21,404,000 for the same period last year, a decrease of $3,154,000 and 14.7%. Market conditions remained soft because of a weak economy. Given weaker market conditions, the Company continues to make every effort to maintain pricing.

The Company's paper products segment sales for the first quarter were $16,002,000, a decrease of $2,296,000 and 12.5% when compared to the first quarter 2001 sales of $18,298,000. The decrease in sales is due in large part to shipment volume. During the first quarter of 2002, paper shipments were 10.3% less than last year, while average prices were 4.7% less than last year. The decrease in shipment volume is the combined effect of soft market conditions, and unscheduled maintenance down time on both paper machines. The decrease in sales price is a result of market conditions and pricing pressure from reduced pulp costs. The Company's average cost for pulp in the first quarter of 2002 was 23.7% less than during the same period last year.

Flexible packaging sales for the first quarter of 2002 were $2,248,000, compared to $3,106,000 last year, a decrease of $858,000 and 27.6%. The most significant reason for the decrease in sales is because volume in the first quarter of 2001 included sales from a customer that is no longer doing business with the Company. The Company lost this business during the second quarter of 2001 as a result of a bid situation. Also, the Company's largest flexible packaging customer began implementing a package re-design, causing delayed order activity.

Gross Profit

Gross profit during the first quarter of 2002 was $2,074,000 compared to $1,487,000 last year. As a percentage of sales, gross profit during the first quarter was 11.3% compared to 6.9% last year. The improvement in gross profit is attributed to the Company's ability to maintain pricing during a period when pulp costs had declined.

Selling & Administrative Expense

During the first quarter of 2002, selling and administrative expenses were $1,347,000 compared to $1,160,000 for the same period last year.

Other Income & Expense

Interest expense for the first quarter 2002 was $104,000 compared to $319,000 last year. The interest expense reduction is the combined effect of lower interest rates and reduced debt.

In the first quarter 2002, the Company completed the sale of a Company-owned wastewater treatment facility. The Company also sold timberland property under options granted as a part of the timberland sales in 2001. Total gain from sales of these non-core assets was $1,131,000 during the first quarter of 2002.

During the first quarter of 2001, the Company realized a $1,304,000 gain on sale of Company-owned timberland.

Net Income

Net income for the first quarter of 2002 was $1,171,000 compared to $893,000 for the same period last year. The improvement in net income is a result of improved profitability from operations.

Capital Resources and Liquidity

At March 31, 2002, the Company had cash resources of $484,000 and unused credit availability of $6,857,000 under the revolving credit facility to fund on-going operations. During the first quarter of 2002, the Company made scheduled principal payments on long-term debt of $125,000. At March 31, 2002, the Company is in compliance with all credit facility covenants.

Capital Expenditures

Capital expenditures for the first quarter of 2002 were $408,000 compared to $80,000 last year. During the first quarter 2002, the Company approved the purchase of new machinery to increase the production capacity of certain paper grades. The total cost of this project is estimated to be approximately $2,800,000. The Company anticipates financing the purchase of this equipment with long-term debt financing.

Cash Flows

Cash flow from operations was $998,000 during the first quarter 2002, compared to $536,000 for the same period last year. The Company experienced increases in accounts receivable and inventory, as well as an increase in accounts payables during the quarter. The Company believes that, with cash provided from operations, availability of unused credit under the revolving credit facility, and availability of long-term debt to fund capital expenditures, there is adequate liquidity for the Company to meet its future financial obligations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats based on the lender's prime rate. As of March 31, 2002, the Company was paying 4.75% annual rate on amounts borrowed against this line.

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $63,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Number            Description

               4.4 First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto.

               4.5 First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch.


       (b)    Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                       (Company)



DATE:  May 13, 2002                                  /s/ Robert A. Olah
                                               ---------------------------------
                                                                  Robert A. Olah
                                                                 President & CEO
                                                   (Principal Executive Officer)



DATE:  May 13, 2002                                  /s/ William H. Peters
                                               ---------------------------------
                                                               William H. Peters
                                                            Vice President & CFO
                                                   (Principal Financial Officer)