Form 10-Q
period 2002-06-30
BADGER PAPER MILLS INC
filed 2002-08-14
CIK 9096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,026,711 as of June 30, 2002.

                            BADGER PAPER MILLS, INC.

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Interim Statement of Operations
         Three Months and Six Months Ended June 30, 2002 and 2001                         3

         Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001                                              4

         Consolidated Interim Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001                                          5

         Notes to Consolidated Financial Statements                                       6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                                       7

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      10


                            PART II-OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             11

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                11


                                   SIGNATURES


                                  EXHIBIT INDEX


                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THREE MONTHS ENDED        FOR SIX MONTHS ENDED
(Dollars in thousands, except per share data)               JUNE 30                      JUNE 30
                                                  --------------------------------------------------------
                                                      2002           2001           2002          2001

NET SALES                                         $    19,570    $    18,886    $    37,820    $    40,290
     Cost of Sales                                     17,222         16,016         33,398         35,933
                                                  -----------    -----------    -----------    -----------
GROSS PROFIT                                            2,348          2,870          4,422          4,357

     Management Severance Costs                           138              0            138              0
     Selling and Administrative Expenses                1,406          1,523          2,753          2,683
                                                  -----------    -----------    -----------    -----------
OPERATING INCOME                                          804          1,347          1,531          1,674

     Interest Expense                                    (100)          (228)          (204)          (547)
     Interest Income                                       12             20             15             27
     Gain on Sale of Non-Core Assets                        0            316          1,131          1,627
     Other Income, Net                                     15             55             32             82
                                                  -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                731          1,510          2,505          2,863

     Income Tax Expense                                   249            513            852            973
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $       482    $       997    $     1,653    $     1,890
                                                  ===========    ===========    ===========    ===========

NET EARNINGS PER SHARE - BASIC                    $      0.24    $      0.49    $      0.82    $      0.94
     Average Shares Outstanding - Basic             2,025,458      2,012,383      2,025,458      2,012,383

NET EARNINGS PER SHARE - DILUTED                  $      0.23    $      0.49    $      0.80    $      0.94
     Average Shares Outstanding - Diluted           2,071,244      2,012,383      2,071,244      2,012,383

SEE NOTES TO FINANCIAL STATEMENTS

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                 June 30, 2002   December 31,
                                                        (Unaudited)        2001
                                                       -------------- ---------------
ASSETS:
CURRENT ASSETS:
   Cash & Cash Equivalents                                $    529       $    664
   Certificates of Deposit                                     164            164
   Accounts Receivable - Net                                 7,578          6,107
   Inventories                                               5,523          4,983
   Refundable Income Taxes                                       0            170
   Deferred Income Taxes                                     1,150          1,150
   Property Held for Resale                                                   258
Prepaid Expenses and Other                                   1,003            748
                                                          --------       --------
      TOTAL CURRENT ASSETS                                  15,947         14,244

PROPERTY, PLANT AND EQUIPMENT, NET                          25,879         25,445
OTHER ASSETS                                                   448            591
                                                          --------       --------

TOTAL ASSETS                                              $ 42,274       $ 40,280
                                                          ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
    Current portion of Long-term Debt                     $    632       $    414
    Accounts Payable                                         4,121          2,921
    Accrued Liabilities                                      3,868          3,792
    Income Taxes Payable                                        80            400
                                                          --------       --------
      TOTAL CURRENT LIABILITIES                              8,701          7,527

LONG-TERM DEBT                                               8,960          9,794
DEFERRED INCOME TAXES                                        1,839          1,839
OTHER LIABILITIES                                              652            675

SHAREHOLDERS' EQUITY
    Common Stock, No Par Value; 4,000,000 shares
         authorized 2,160,000 issued                         2,700          2,700
    Additional paid-in capital                                  57             54
    Retained Earnings                                       20,866         19,213
    Treasury Stock, at cost, 134,789 and 136,415 shares
    In 2002 and 2001, respectively                          (1,501)        (1,522)
                                                          --------       --------
      TOTAL SHAREHOLDERS' EQUITY                            22,122         20,445
                                                          --------       --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 42,274       $ 40,280
                                                          ========       ========

SEE NOTES TO FINANCIAL STATEMENTS

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For Six Months Ended June 30
                                                                 ----------------------------
(Dollars in thousands)                                               2002             2001
                                                                --------------   --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income                                                $ 1,653          $ 1,890
          Adjustments to Reconcile to Net Cash
            Provided By (Used in) Operating Activities:
              Depreciation                                            1,219            1,472
              Director's Fees Paid in Stock                              24               72
              Gain on Sale of Non-Core Assets                        (1,131)          (1,627)
              Deferred Income Taxes

          Changes in Assets and Liabilities:
            Increase in Accounts Receivable, Net                     (1,471)            (238)
            (Increase) Decrease in Inventories                         (540)           1,407
            Increase (Decrease) in Accounts Payable                   1,200           (2,641)
            Increase in Accrued Liabilities                              76              473
            Income Taxes (Payable) Refundable                          (145)             138
            Increase in Other                                          (150)             (73)
                                                                    -------          -------
            Net Cash Provided by Operating Activities                   735              873
                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to Property, Plant and Equipment, Net            (1,625)            (617)
          Proceeds From Sale of Non-Core Assets                       1,371            1,760
                                                                    -------          -------
          Net Cash (Used in) Provided by Investing Activities          (254)           1,143
                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on Long-Term Debt                                   (616)            (480)
          Increase to (Decrease in) Revolving Credit Borrowings           0           (1,260)
                                                                    -------          -------
          Net Cash Used in Financing Activities                        (616)          (1,740)
                                                                    -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              (135)             276

CASH AND CASH EQUIVALENTS:
          Beginning of Period                                           664            1,080
                                                                    -------          -------
          End of Period                                             $   529          $ 1,356
                                                                    =======          =======

SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for the accounting policies, which are pertinent to these statements.

NOTE 2.  INCOME TAXES

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three and six-month periods ended June 30, 2002 and 2001.

NOTE 3.  EARNINGS PER SHARE

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

                             2002               2001
                             ----               ----
Basic                      2,025,458          2,012,383
Diluted                    2,071,244          2,012,383

Stock options to purchase 25,000 common shares in 2002 and 115,000 common shares in 2001 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.

NOTE 4.  STOCK OPTION PLAN

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders' equity was not material as of and for the quarter ended June 30, 2002.

NOTE 5.  INVENTORIES

The major components of inventories were as follows:

   (IN THOUSANDS OF DOLLARS)            JUNE 30, 2002   DECEMBER 31, 2001
   -------------------------            -------------   -----------------

Raw Materials                             $  2,509           $  2,333
Finished Goods and Work in Process           7,601              7,216
                                          --------           --------
                                            10,110              9,549
Less:  LIFO Reserve                         (4,587)            (4,566)
                                          --------           --------
     Total Inventories                    $  5,523           $  4,983
                                          ========           ========

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

The following provides information on the Company's operating segments for the three and six-month periods ended June 30:


-------------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
                                      PAPER PRODUCTS              FLEXIBLE PACKAGING                TOTAL
                                 ----------------------        ----------------------        ----------------------
                                     For Three Months              For Three Months            For Three Months
                                      Ended June 30                 Ended June 30                Ended June 30
                                 ----------------------        ----------------------        ----------------------
                                   2002           2001           2002           2001          2002           2001
                                 -------        -------        -------        -------        -------        -------

Net sales                        $17,617        $16,127        $ 1,953        $ 2,759        $19,570        $18,886
Segment income before tax            588          1,260            143            250            731          1,510
Segment assets                    38,170         35,943          4,104          5,428         42,274         41,371


                                     PAPER PRODUCTS              FLEXIBLE PACKAGING                 TOTAL
                                 ----------------------        ----------------------        ----------------------
                                    For Six Months                 For Six Months                For Six Months
                                     Ended June 30                  Ended June 30                 Ended June 30
                                 ----------------------        ----------------------        ----------------------
                                   2002           2001           2002           2001           2002           2001
                                 -------        -------        -------        -------        -------        -------

Net sales                        $33,619        $34,425        $ 4,201        $ 5,865        $37,820        $40,290
Segment income before tax          2,440          2,166             65            697          2,505          2,863
Segment assets                    38,170         35,943          4,104          5,428         42,274         41,371


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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors that could cause actual results to differ materially include, but are not limited to, the following:

- Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company's competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

- Changes in the price of pulp, the Company's main raw material. The Company purchases all of its pulp needs on the open market and price changes for pulp have a significant impact on the Company's costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

- Interruptions in the supply of, or increases and/or changes in the price of energy (principally electricity, natural gas, and fuel oil) that the Company needs in its manufacturing operations.

- Changes in demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's paper products, growth rates of the end markets for the Company's products, technological or consumer preference changes or acceptance of the Company's products by the markets it serves.

- Unforeseen operational problems at any of the Company's facilities causing significant lost production and/or higher operating costs.

- Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

- The Company's profitability may be adversely affected by increases in interest rates because a significant portion of the Company's debt bears interest at variable interest rates.

RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 2002 were $19,570,000, compared to $18,886,000 for the same period last year, an increase of $684,000 and 3.6%. After two quarters, net sales were $37,820,000 compared to $40,290,000 for the same period last year, a decrease of $2,470,000 and 6.1%. While net sales were higher during the second quarter of 2002 when compared to last year, market conditions continue to be soft because of a sluggish economy.

The Company's paper products segment recorded net sales of $17,617,000 during the second quarter, a 14.25% increase over the same period last year. The increase in sales is attributed to a 16.3% increase in shipment volume, while the average price decreased 1.8%. Net sales for the first six months in the paper products segment of the business were $33,619,000 compared to $34,425,000 last year, a decrease of $806,000 and 2.3%. Production volume in the first six months of 2002 was 3.9% higher than in 2001, while the average price was 4.0% less than in the prior year.

Flexible packaging net sales for the second quarter of 2002 were $1,953,000 compared to $2,759,000 for the same period last year. After six months, net sales were $4,201,000 compared to $5,865,000 last year. The decrease in net sales can be attributed to loss of business related to certain printing projects that the Company did not have contracts for in 2002.

GROSS PROFIT

Gross profit during the second quarter of 2002 was $2,348,000 compared to $2,870,000 during the second quarter last year. During the second quarter of 2002, the Company experienced increases in the cost of pulp due to increases in the market price for pulp. The Company has announced price increases as a result of increasing cost for fiber. After six months 2002 gross profit was $4,422,000 compared to $4,357,000 for the same period last year.

SELLING & ADMINISTRATIVE EXPENSE

Selling and administrative expenses during the second quarter were $1,406,000 compared to $1,523,000 last year, a decrease of $117,000 and 7.7%. After six months, selling and administrative expenses were $2,753,000 compared to $2,683,000 last year.

The Company also incurred $138,000 for management severance costs during the second quarter of 2002. The Company did not incur similar costs last year.

OTHER INCOME & EXPENSE

Interest expense during the second quarter was $100,000 compared to $228,000 for the same period last year. After six months, interest expense was $204,000 compared to $547,000 for the same period last year. The reduction in interest expense is the combined effect of the reduction in debt and lower interest rates as a result of refinancing the Company's debt during the fourth quarter of last year.

During the second quarter 2001, the Company realized a gain of $316,000 from the sale of non-core assets. The Company did not have a similar transaction in 2002. During the first six months of 2002, the Company recognized a gain on the sale of non-core assets of $1,131,000 compared to $1,627,000 for the same period last year. The gains recognized by the Company are a result of selling the Waste Water Treatment Facility in the first quarter of 2002 and the sale of timberland property last year. With the sale of the Waste Water Treatment Facility, the Company has completed the strategic initiative to liquidate non-core assets that began in 2001. The proceeds from the sale of non-core assets were used to reduce debt.

NET INCOME

Net income for the second quarter 2002 was $482,000 compared to $997,000 last year. Net income last year included a pre-tax gain on the sale of non-core assets of $316,000. Current year results do not include a similar gain. In the second quarter of 2002, the Company also incurred $138,000 in costs from management severance, which were not included in prior year results. The combined effect of these transactions accounts for a significant portion of the reduction in net earnings in 2002 when compared to 2001.

For the six months ended June 30, 2002, net income was $1,653,000 compared to $1,890,000 for the same period last year. Differences in gain on sale of non-core assets, $1,131,000 in 2002 and $1,627,000 in 2001, account for a significant portion of the change in net income for the first six months of 2002 compared to 2001.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2002, the Company had cash resources of $529,000 and an unused credit availability of $6,638,000 under the revolving credit facility to fund on-going operations. During the first six months of 2002, the Company made scheduled principal payments on long-term debt of $253,000. At June 30, 2002, the Company was in compliance with all credit facility covenants.

CAPITAL EXPENDITURES

Capital expenditures during the second quarter of 2002 were $1,225,000 compared to $544,000 last year. After six months, capital expenditures were $1,625,000 compared to $617,000 last year. During the first quarter of 2002, the Company approved a purchase of new machinery to increase the production of certain paper grades. The total cost of the project is estimated to be $2,800,000. During the six-month period ending June 30, 2002, the Company has invested $1,245,000 in the project. The Company anticipates the remaining balance of approximately $1,555,000 to be invested during the second half of 2002. The Company anticipates financing the purchase of this equipment with long-term debt.

CASH FLOW

Cash flow from operations for the six months of 2002 was $735,000 compared to $873,000 for the same period last year. The Company believes that with cash provided from operations, availability of unused credit under the revolving credit facility and the availability of long-term debt to fund capital expenditures, there is adequate liquidity for the Company to meet its future financial obligations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats, based on the lender's prime rate. As of June 30, 2002, the Company was paying 4.75% annual rate on amounts borrowed against this line.

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $96,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

                            PART II-OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Tuesday, May 14, 2002, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin. At such meeting, board nominees Mark D. Burish and James L. Kemerling were elected for terms to expire at the 2005 annual meeting of shareholders and until their successors are duly elected and qualified, pursuant to the following votes: Mark
D. Burish - 1,427,742 voted "for", 446,888 withholding authority and 0 broker nonvotes; James L. Kemerling - 1,525,810 voted "for", 348,820 withholding authority and 0 broker nonvotes. Other members of the Board include L. Harvey Buek, Robert A. Olah and William A. Raaths, whose terms expire at the 2003 annual meeting, and Harold J. Bergman and John T. Paprocki, whose terms expire at the 2004 annual meeting.

At such meeting, the shareholders also voted to amend the 1998 Directors Stock Grant Plan. The Plan was approved pursuant to the following votes: 1,134,697 shares "for", 414,253 shares voted "against", 21,660 withholding authority, and 304,020 broker nonvotes.

The shareholders also approved the 2002 Stock Option Plan at the annual meeting, pursuant to the following votes: 1,035,831 shares "for", 521,774 shares "against", 13,005 withholding authority, and 304,020 broker nonvotes.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

          10.1 Amendment of 1998 Directors Stock Grant Plan (incorporated by reference to the Company's definitive proxy statement on Schedule 14A filed on April 10, 2002).

          10.2 2002 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14 A filed on April 10, 2002).

          99.1 Written Statement of President, Chairman, and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated August 14, 2002.

          99.2 Written Statement of Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated August 14, 2002.

(b)      REPORTS ON FORM 8-K:

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BADGER PAPER MILLS, INC.
                                                                 (Company)

                                          /s/ Robert A. Olah
                                          --------------------------------
DATE:  August 14, 2002                                 By:  Robert A. Olah
                                          President, Chairman of the Board
                                               and Chief Executive Officer
                                             (Principal Executive Officer)


                                        /s/ William H. Peters
                                        ----------------------------------
DATE:  August 14, 2002                              By:  William H. Peters
                                Vice President and Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


NUMBER            DESCRIPTION
------            -----------

10.1              Amendment of 1998 Directors Stock Grant Plan (incorporated by reference to the
                  Company's definitive proxy statement on Schedule 14A filed on April 10, 2002).

10.2              2002 Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14 A filed on April 10, 2002).

99.1              Written Statement of President, Chairman, and Chief Executive Officer, pursuant to
                  18U.S.C.ss.1350, dated August 14, 2002.

99.2              Written Statement of Vice President and Chief Financial Officer, pursuant to 18U.S.C.
                  ss.1350, dated August 14, 2002.