Form 10-Q
period 2002-09-30
BADGER PAPER MILLS INC
filed 2002-11-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes. |_| No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,028,505 as of September 30, 2002.

                            BADGER PAPER MILLS, INC.

                                      INDEX

                                                                        Page No.

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Interim Statement of Operations
         Three Months and Nine Months Ended September 30,
          2002 and 2001                                                     3

         Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001                           4

         Consolidated Interim Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001                      5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        10

Item 4.  Controls and Procedures                                           10

Item 5.  Other Information                                                 10

                    PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  11


                                   SIGNATURES


                                 CERTIFICATIONS


                                  EXHIBIT INDEX

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
(Dollars in thousands,                         For Three Months Ended        For Nine Months Ended
except per share data)                             September 30                   September 30
                                            --------------------------------------------------------
                                                 2002          2001           2002            2001

Net Sales                                   $    19,402    $    18,374    $    57,222    $    58,664
     Cost of Sales                               17,136         15,968         50,534         51,901
                                            -----------    -----------    -----------    -----------
Gross Profit                                      2,266          2,406          6,688          6,763

     Management Severance Costs                       0              0            138              0
     Selling and Administrative Expenses          1,500          1,164          4,253          3,847
                                            -----------    -----------    -----------    -----------
Operating Income                                    766          1,242          2,297          2,916

     Interest Expense                              (105)          (209)          (309)          (756)
     Interest Income                                  5             12             20             39
     Gain on Sale of Non-Core Assets                  0              0          1,131          1,627
     Other Income, Net                               11             18             43            100
                                            -----------    -----------    -----------    -----------
Income Before Income Taxes                          677          1,063          3,182          3,926

     Income Tax Expense                             230            362          1,082          1,335
                                            -----------    -----------    -----------    -----------

Net Income                                  $       447    $       701    $     2,100    $     2,591
                                            ===========    ===========    ===========    ===========

Net Earnings Per Share - Basic              $      0.22    $      0.35    $      1.04    $      1.28
     Average Shares Outstanding - Basic       2,027,004      2,018,551      2,025,457      2,018,551

Net Earnings Per Share - Diluted            $      0.21    $      0.35    $      1.01    $      1.28
     Average Shares Outstanding - Diluted     2,081,712      2,018,551      2,080,165      2,018,551


See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                          September 30,
(Dollars in thousands)                                         2002             December 31,
                                                           (Unaudited)              2001
                                                        ------------------   ---------------------
ASSETS:
Current Assets:
   Cash & Cash Equivalents                                     $    420         $    664
   Certificates of Deposit                                          167              164
   Accounts Receivable - Net                                      6,890            6,107
   Inventories                                                    5,941            4,983
   Refundable Income Taxes                                            0              170
   Deferred Income Taxes                                          1,150            1,150
   Property Held for Resale                                                          258
   Prepaid Expenses and Other                                       940              748
                                                               --------         --------
      Total Current Assets                                       15,508           14,244
PROPERTY, PLANT AND EQUIPMENT, NET                               26,262           25,445
OTHER ASSETS                                                        444              591
                                                               --------         --------

TOTAL ASSETS                                                   $ 42,214         $ 40,280
                                                               ========         ========

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current Liabilities:
    Current Portion of Long-Term Debt                          $    581         $    414
    Accounts Payable                                              4,051            2,921
    Accrued Liabilities                                           4,702            3,792
    Income Taxes Payable                                            198              400
                                                               --------         --------
      Total Current Liabilities                                   9,532            7,527

LONG-TERM DEBT                                                    7,625            9,794
DEFERRED INCOME TAXES                                             1,839            1,839
OTHER LIABILITIES                                                   638              675

SHAREHOLDERS' EQUITY
    Common Stock, No Par Value; 4,000,000 Shares
         Authorized, 2,160,000 Shares Issued                      2,700            2,700
    Additional Paid-in Capital                                       57               54
    Retained Earnings                                            21,313           19,213
    Treasury Stock, At Cost, 131,495 and 136,415 Shares
      in 2002 and 2001, Respectively                             (1,490)          (1,522)
                                                               --------         --------
      Total Shareholders' Equity                                 22,580           20,445
                                                               --------         --------

      Total Liabilities and Shareholders' Equity               $ 42,214         $ 40,280
                                                               ========         ========

See Notes to Consolidated Financial Statements

                     BADGER PAPER MILLS, INC. AND SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 For Nine Months Ended September 30
(Dollars in thousands)                                                  2002            2001
                                                                     -----------     -----------


Cash Flows from Operating Activities:
          Net Income                                                   $ 2,100         $ 2,591
          Adjustments to Reconcile to Net Cash
            Provided By (Used in) Operating Activities:
              Depreciation                                               1,830           2,207
              Directors' Fees Paid in Stock                                 36              93
              Gain on Sale of Non-Core Assets                           (1,131)         (1,627)
              Deferred Income Taxes                                                      1,933

          Changes in Assets and Liabilities:
            Increase in Accounts Receivable, Net                          (783)           (635)
            (Increase) Decrease in Inventories                            (958)          2,249
            Increase (Decrease) in Accounts Payable                      1,130          (3,688)
            Increase (Decrease) in Accrued Liabilities                     910            (236)
            Income Taxes (Payable) Refundable                              (37)            138
            Increase in Other                                              (90)            (60)
                                                                       -------         -------
            Net Cash Provided By Operating Activities                    3,007           2,965
                                                                       -------         -------

Cash Flows From Investing Activities:
          Additions to Property, Plant and Equipment, Net               (2,620)           (817)
          Proceeds From Sale of Non-Core Assets                          1,371           1,760
                                                                       -------         -------
          Net Cash (Used in) Provided By Investing Activities           (1,249)            943
                                                                       -------         -------

Cash Flows from Financing Activities:
          Payments on Long-Term Debt                                    (2,002)           (754)
          Increase to (Decrease in) Revolving Credit Borrowings              0          (1,260)
                                                                       -------         -------
          Net Cash Used in Financing Activities                         (2,002)         (2,014)
                                                                       -------         -------

Net Increase in Cash and Cash Equivalents                                 (244)          1,894

Cash and Cash Equivalents:
          Beginning of Period                                              664           1,080
                                                                       -------         -------
          End of Period                                                $   420         $ 2,974
                                                                       =======         =======


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for the accounting policies, which are pertinent to these statements.

Note 2.  Income Taxes

The provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month and nine-month periods ended September 30, 2002 and 2001.

Note 3.  Earnings per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

                              2002               2001
                              ----               ----
Basic                      2,027,004          2,018,551
Diluted                    2,081,712          2,018,551

Stock options to purchase 25,000 common shares in 2002 and 115,000 common shares in 2001 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.


Note 4.  Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders' equity was not material as of and for the quarter ended September 30, 2002.

Note 5.  Inventories

The major components of inventories were as follows:

      (In thousands of dollars)          September 30, 2002  December 31, 2001
      -------------------------          ------------------  -----------------
      Raw Materials                             $  2,616         $  2,333
      Finished Goods and Work in Process           7,847            7,216
                                                --------         --------
                                                  10,463            9,549
      Less:  LIFO Reserve                         (4,522)          (4,566)
                                                --------         --------
           Total Inventories                    $  5,941         $  4,983
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

Note 7.  Operating Segments

During the third quarter of 2002, the Company reorganized its operations into a single business segment.



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


Results of Operations


Net Sales

Net sales for the third quarter of 2002 were $19,402,000 compared to $18,374,000 for the same period last year, an increase of $1,028,000 and 5.6%. During the third quarter, the Company realized increased shipment volume on certain specialty grades as a result of management's strategy to focus marketing efforts on niche markets. After three quarters, net sales were $57,222,000 compared to $58,664,000 for the same period last year, a decrease of $1,442,000 and 2.5%. During the first three quarters of 2002, the Company was able to increase sales of certain specialty paper products but also realized a reduction in overall printed products during 2002 when compared to 2001.


Gross Profit

Gross profit during the third quarter of 2002 was $2,266,000 compared to $2,406,000 during the third quarter last year. After three quarters of 2002, gross profit was $6,688,000 compared to $6,763,000 last year. During the first three quarters of 2002, gross profit was consistent with prior year's performance. During the third quarter of 2002, gross profit relative to net sales eroded slightly as a result of costs associated with increasing market position in certain specialty products.


Selling & Administrative Expense

Selling and administrative expenses during the third quarter were $1,500,000 compared to $1,164,000 last year, an increase of $336,000 and 28.9%. After three quarters of 2002, selling and administrative expenses were $4,253,000 compared to $3,847,000 last year, an increase of $406,000 and 10.6%.


Other Income and Expense

Interest expense during the third quarter of 2002 was $105,000 compared to $209,000 for the same period last year. After three quarters of 2002, interest expense was $309,000 compared to $756,000 last year. The reduction in interest expense is the combined effect of the reduction in debt and lower interest rates as a result of refinancing the Company's debt during the fourth quarter of 2001.

During the first three quarters of 2002, the Company realized a gain on the sale of non-core assets of $1,131,000. The Company recognized a gain on the sale of non-core assets of $1,627,000 during the first three quarters of 2001. The gains recognized by the Company are a result of selling the wastewater treatment facility in the first quarter of 2002 and the sale of timberland property last year. With the sale of the wastewater treatment facility, the Company has completed its strategic initiative that began in 2001 to liquidate non-core assets. The proceeds from the sale of non-core assets were used to reduce debt.


Net Income

Net income for the third quarter was $447,000 compared to $701,000 for the same period last year. The reduction in net income in 2002 as compared to 2001 is a result of lower operating income in the current year. After three quarters, net income was $2,100,000 compared to $2,591,000 last year. Net income during the first three quarters includes a gain on sale of non-core assets of $1,131,000 in 2002 and $1,627,000 in 2001. Differences in gains on sales of non-core assets combined with lower operating income in 2002 account for the difference in net income during the first three quarters of 2002 when compared to 2001.


Capital Resources and Liquidity

At September 30, 2002, the Company had cash resources of $420,000 and an unused credit availability of $7,885,000 under its revolving credit facility to fund ongoing operations. During the first three quarters of 2002, the Company made scheduled principal payments on long-term debt of $377,000. At September 30, 2002, the Company was in compliance with all credit facility covenants.


Capital Expenditures

Capital expenditures during the third quarter were $995,000 compared to $200,000 for the third quarter of 2001. After three quarters, capital expenditures were $2,620,000 compared to $817,000 last year. During the first quarter of 2002, the Company approved the purchase of new machinery to increase the production of certain paper grades. The total cost of the equipment was $2,800,000. During the first three quarters of 2002, the Company invested $1,913,000 in this project. It is anticipated that the remaining balance of approximately $887,000 will be invested during the fourth quarter of 2002. The Company financed the purchase of this equipment with funds borrowed under its revolving credit facility, but is currently in the process of finalizing a term loan to replace this temporary short-term borrowing.

Cash Flow

Cash flow from operations during the first three quarters was $3,007,000 compared to $2,965,000 for the same period last year. The Company believes that with cash provided from operations, availability of unused available credit under the revolving credit facility and the availability of long-term debt to fund capital expenditures, there is adequate liquidity for the Company to meet its future financial obligations.

        Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats, based on the lender's prime rate. As of September 30, 2002, the Company was paying interest at a 4.75% annual rate on amounts borrowed against this line.

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $82,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.


                         Item 4. Controls and Procedures

a. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with its Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a - 14 under the Securities Exchange Act of 1934. Based on our evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in its periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in any other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                            Item 5. Other Information

Effective November 1, 2002, Michael Bekes, the Company's Vice
President-Operations, terminated his employment with the Company.

                            PART II-OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     4.1 Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association.

     4.2 Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank - Branch, dated September 19, 2002.

     4.3 Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

     4.4 Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

     99.1 Written Statement of President, Chairman of the Board, and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated November 14, 2002.

     99.2 Written Statement of Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated November 14, 2002.

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                    (Registrant)

                                                 /s/ Robert A. Olah
                                                 -------------------------------
DATE:  November 14, 2002                                     By:  Robert A. Olah
                                                President, Chairman of the Board
                                                     and Chief Executive Officer
                                                   (Principal Executive Officer)



                                               /s/ William H. Peters
                                               ---------------------------------
DATE:  November 14, 2002                                  By:  William H. Peters
                                      Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

I, Robert A. Olah, President, Chairman of the Board and Chief Executive Officer of Badger Paper Mills, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Badger Paper Mills, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                    /s/ Robert A. Olah
                                            ---------------------------------
                                            Robert A. Olah
                                            President, Chairman of the Board,
                                            Chief Executive Officer

                                  CERTIFICATION

I, William H. Peters, Vice President and Chief Financial Officer of Badger Paper Mills, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Badger Paper Mills, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/ William H. Peters
                                            ------------------------------------
                                            William H. Peters
                                            Vice President and
                                            Chief Financial Officer

                            BADGER PAPER MILLS, INC.

                                  EXHIBIT INDEX




Number            Description

4.1 Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association.

4.2 Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank - Branch, dated September 19, 2002.

4.3 Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

4.4 Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

99.1 Written Statement of President, Chairman of the Board, and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated November 14, 2002.

99.2 Written Statement of Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated November 14, 2002.