Form 10-K
period 2002-12-31
BADGER PAPER MILLS INC
filed 2003-03-03
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act) Yes     No  X
                             ---     ---

As of June 28, 2002, the aggregate market value of the Common Stock (based upon the closing sale price of the shares in the Nasdaq SmallCap Market) held by non-affiliates was approximately $16,498,560. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

As of January 31, 2003, 2,030,185 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is incorporated by reference into
Part III of this Form 10-K to the extent indicated in Part III hereof.

Statement Regarding Forward-Looking Information

This Form 10-K, each of the Company's annual reports to shareholders, Forms 8-K and 10-Q, definitive Proxy Statements, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statements.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially from those expressed or implied by such forward-looking statements. In addition to specific factors, which may be described in connection with any of the Company's forward-looking statements, factors that could cause actual results to differ materially include:

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

o Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs in its manufacturing operations. During the latter part of 2002 energy prices rose significantly as a result of political uncertainty in the Mideast, and that political uncertainty has continued. Future energy costs are uncertain.

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

Five-Year Comparison of Selected Financial Data
                                                                                       Year ended December 31,
                                                                      2002          2001          2000         1999         1998
                                                                      ----          ----          ----         ----         ----

Operations (in thousands):
  Net sales                                                         $  73,772     $  76,305    $  76,137      $  69,231   $  67,496
  Cost of sales                                                        65,943        66,463       73,451         62,478      60,172
  Gross profit                                                          7,829         9,842        2,686          6,753       7,324
  Selling and administrative expenses                                   5,779         5,559        5,128          4,890       4,433
  Loss on write-off of trade credits                                       --            --          440             --          --
  Loss on disposal of property, plant and equipment                        --             8           22             --          --
  Operating income  (loss)                                              2,050         4,283       (2,882)         1,863       2,891
  Other income (expense)                                                   51           237          175            617         946
  Gain on sale of non-core assets                                       1,125         1,627           --             --          --
  Interest expense                                                        402           927        1,250          1,064       1,196
  Income (loss) before income taxes *                                   2,824         5,220       (3,957)         1,416       2,641
  Provision (benefit) for income taxes                                    925         1,374         (891)           279         897
  Net income (loss) *                                                   1,899         3,846       (3,066)         1,137       1,744

Common Stock:

  Number of shareholders of record                                        337           380          392            434         470
  Weighted average of shares outstanding                            2,026,299     2,004,664    1,981,716      1,966,111   1,955,772

  Net earnings (loss) per share basic                               $    0.94     $    1.92    $   (1.55)     $    0.58   $    0.89
  Net earnings (loss) per share diluted                             $    0.91     $    1.89    $   (1.55)     $    0.58   $    0.89
  Book value per share                                              $   11.05     $   10.19    $    8.32      $    9.91   $    9.33

Financial position (in thousands):

  Working capital                                                   $   6,457     $   6,717    $  (9,950)     $   8,259   $   7,346
  Capital expenditures                                                  3,165         1,439        2,265          2,815       3,004
  Total assets                                                         41,808        40,280       43,357         46,894      47,999
  Long term debt                                                        7,377         9,794        1,310         15,705      16,126
  Shareholders' equity                                                 22,392        20,445       16,482         19,484      18,257

* Includes the gain on the sale of non-core assets of $1,125,000 in 2002 and $1,627,000 in 2001.

PART I

Item 1.  Business

     Badger Paper Mills, Inc. ("Badger" or the "Company") has been producing paper and paper products in Wisconsin since it was incorporated under the laws of the State of Wisconsin in 1929. During 2002, the Company reorganized its sales process, operations and administrative support into a single business segment. The reorganization is consistent with the Company's strategic initiative to shift its product mix to specialty markets.

     The Company has two operating facilities. In Peshtigo, Wisconsin and adjacent to the Company's principal executive offices, the Company manufactures paper on two paper machines (a "Yankee" paper machine and a "Fourdrinier" paper machine). The Company also performs certain converting operations in Peshtigo. All of the Company's physical facilities in Peshtigo, Wisconsin are sometimes referred to herein as the Company's "Peshtigo Facilities."

     The Company also has production facilities in Oconto Falls, Wisconsin (approximately 30 miles from Peshtigo, Wisconsin), which consist of a Company-owned manufacturing facility and certain leased warehouse space. All of the Company's owned and leased facilities in Oconto Falls, Wisconsin are sometimes referred to herein as the Company's "Oconto Falls Facilities".

Products and Distribution

     At the Peshtigo Facilities, the Company manufactures paper on its two paper machines, (Yankee paper machine and a Fourdrinier paper machine) and converts paper in accordance with customer specifications. Converting operations include punching, sheeting, trimming, sealing, perforating, rewinding, waxing and drilling of paper for uses in several applications.

     Products produced on the Yankee paper machine include converted printed and unprinted waxed papers for quick service restaurants, grades used in laminating applications, colored papers, specialty-coated papers and papers used in applications where twisting is required to seal product. These products are sold to manufacturers and converters by Company sales personnel and commissioned brokers.

     The Fourdrinier paper machine produces fine paper grades utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. Papers produced on the Fourdrinier paper machine are used in several applications including business papers, printing, high quality writing papers, book publishing stock, reply card, watermarked, industrial and consumer papers that require water-oil-grease resistant attributes, copier papers and specialty papers. The Company offers a wide range of colored papers and specializes in color matching. A portion of the products produced by the Company are sold under certain trademarks and trade names, including Ta-Non-Ka(R), Copyrite(R), ENVIROGRAPHIC(R), Northern Brights(R), Artopaque(R), Marks of Distinction(R) and DuraEdge(R). Other products are sold through paper merchants, brokers and value-added converters who, in turn, sell to other value-adding entities or direct to the consumer.

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

     Products produced at the Company's Oconto Falls facility complement its overall product offerings by adding value to certain paper grades through printing and converting of paper and plastic substrates. At this facility, the Company produces a variety printed products on paper and plastic substrates, and manufactures polyethylene bags.

     Badger sells its products produced at each facility to a wide range of converting companies throughout the United States. These sales are conducted through the Company's sales personnel. The largest concentration of the Company's customers can be found in the Midwestern states including Wisconsin, Illinois, Michigan and Ohio. However, as a result of expanded national sales efforts, the Company has made significant progress toward expanding its customer base into other regions of the United States. The Company expects to further expand its national sales efforts during 2003.

     The Company's foreign net sales are immaterial to its operations.

Competition

     Badger's products are sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger's paper production represents less than 1% of the production capacity in the United States for these products. Competition for all grades of paper manufactured by the Company includes International Paper Company, Georgia-Pacific Corporation, Wausau-Mosinee Paper Corporation and smaller, non-integrated paper companies. Many of the Company's larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger.

Raw Materials; Inventory

     The principal raw material used by the Company is pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Northern and southern softwood and hardwood pulps, pre-consumer and post-consumer recycled pulps, and hard white rolls make up the total fiber requirements. Badger purchases all its fiber requirements on the open market. Other raw materials used in the manufacturing process include inks and polyethylene substrates.

     Other raw materials are purchased directly from manufacturers and distributors. Badger has at least two sources of supply for major items. Shortages of pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger's ability to manufacture its products, and could adversely affect product mix. Although Badger does not anticipate shortages of raw materials, it is anticipated that there will be near-term increases in pulp prices and the cost of polyethylene.

Energy

     Badger is a large consumer of energy, including electricity and natural gas. In 2002, 7.8% of Badger's cost of sales represented energy costs compared to 8.0% of Badger's cost of sales in 2001. Badger purchases electricity from local public utilities, and it purchases natural gas from various sources in the United States and Canada. Two dual-fueled boilers capable of burning natural gas or fuel oil and one natural gas boiler supply the Peshtigo Facilities' heating and manufacturing requirements. During 2002, the Company removed its fuel oil storage tanks at its Peshtigo Facilities. As a result, the Company will not have the flexibility to switch between natural gas and fuel oil as a source of fuel.

     Although Badger experienced temporary interruptions of electrical service in the summer of 2002 and 2001 due to regional shortages of electricity during peak demand periods, the Company believes that current sources of electricity and natural gas are adequate to meet its needs. Such interruptions caused the Company to temporarily stop the manufacture of paper. There is no damage to equipment during these temporary power interruptions. Badger could experience similar interruptions in the future.

Patents

     The Company possesses certain patents and licenses used in connection with its business, none of which individually or in the aggregate are material.

Research and Development

     The Company maintains a dedicated technical staff of employees charged with the responsibility of researching and developing new products. The Company also relies on outside consultants from time to time for special research and development projects. The Company's technical staff also refines and improves existing products in response to customer requirements and market demands. The Company spent $769,000 in 2002, $469,000 in 2001 and $762,000 in 2000 on product research and development activities.

     A significant percentage of the Company's research and development costs are spent working on concepts and designs for new and/or improved paper products for customers. Since many of the Company's customers for paper products are converters, these customers need trial production runs of paper products to evaluate how the Company's new or modified paper products perform in actual use on the customers' paper converting machinery and equipment. If such trial production runs are unsuccessful, the Company charges the associated costs to research and development. If such trial production runs are successful, the Company sells the product to the customers. Revenues from successful trial production runs are included in sales and the associated costs are accounted for in cost of sales.

Backlog

     As of December 31, 2002, the value of the Company's order backlog was approximately $1,270,000 as compared to $2,837,000 and $1,678,000 at December 31, 2001 and 2000, respectively.

Customers

In 2002, 2001 and 2000, no customer represented over 10% of Badger's net sales.

Environmental Matters

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

     In January 2000, the WDNR approved a final closure report filed by the Company with respect to its former Harbor Road Landfill. The WDNR will continue to review the effectiveness of this closure. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. Based on the Company's consultant's report (dated April 1999), the Company estimated that the potential future cost of such future environmental remedial efforts (assuming that the WDNR determines that the closure was ineffective) was approximately $300,000. The Company has not subsequently updated this consultant's report. Management believes that the Company is in compliance with all WDNR Net Worth Financial Responsibility Tests as of December 31, 2002. The Company also has a requirement to clean up fuel oil contamination on Company property. The estimated cost associated with the clean up of the contamination is $10,000.

     The Company's Peshtigo Facilities are located near the Lower Fox River/Green Bay Area of Concern ("AOC"). Pursuant to the Great Lakes Water Quality Agreement, 43 AOC's have been identified and are located throughout the Great Lakes Basin. The Company has not been identified by WDNR or the United States Environmental Protection Agency ("EPA") as responsible for the environmental problems within the Lower Fox/Green Bay AOC.

     The Company does not anticipate any material capital expenditures for pollution control equipment during the next two fiscal years.

     The Company holds an air-operating permit by the WDNR for its Oconto Falls Facilities. The permit expires on January 29, 2006. The permit limits emissions so that the facility is considered a "synthetic minor" under the EPA's Title V air permit program. The permit authorizes the operation of the flexographic printing process at the Oconto Falls Facilities.

     Badger believes it has in force all of the necessary environmental permits from Federal, state and local authorities to continue production of current business activities. During the first half of 2003, the Company will take delivery of new foil laminating equipment, which requires a permit for additional volatile organic compounds (VOC) emissions. The necessary permit applications have been submitted.

Employees

     As of December 31, 2002, the Company had 299 employees, including 189 employees at the Peshtigo Facilities covered by three-year collective bargaining contracts running through May 2005.

Additional Information

     The Company maintains a website with the address www.badgerpaper.com. Additional information regarding the Company can be found on this website. The Company is not including the information contained in the Company's website as a part of, or incorporating it by reference into, this Form 10-K.


Item 2.  Properties*

                                                Properties
                            ----------------------------------------------------
                                                      Approximate Floor
Location                    Owned or Leased           Area in Square Feet        Principal Uses
--------                    ---------------           -------------------        --------------
Peshtigo, WI                    Owned(1)                     3,750               Principal executive offices
Peshtigo, WI                    Owned(1)                    88,500               Manufacture and Converting of Paper
Oconto Falls, WI                Owned                       40,000               Printing and Converting
Oconto Falls, WI                Leased(2)                   20,300               Warehouse space
----------------------------

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

*    The Company leases equipment. Information related to these leases can be found in Note L to the Company's
     2002 audited financial statements.

Item 3.  Legal Proceedings

     The Company does not have any material legal proceedings pending, and does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified under the "Environmental Matters" caption in Item 1 of Part I of this Form 10-K).

Item 4.  Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of the Company's shareholders in the fourth quarter of 2002.

  Executive Officers of the Registrant

         The following table sets forth certain information as of December 31, 2002 concerning the Company's executive officers.

                                                                                                     Period Served
        Name                  Age                             Office                                In This Office
        ----                  ---                             ------                                --------------
Robert A. Olah                 53                      Chairman of the Board                         2001-Present
                                              President and Chief Executive Officer
                                                           of the Company                            2001-Present
                                         President and Chief Executive Officer, Director,
                                           Crown Vantage, Inc. (specialty paper company)               1998-2001
                                              President and Chief Operating Officer,
                                                        Crown Vantage, Inc.                            1997-1998
                                                 Senior Vice President-Specialty
                                                 Paper Group, Crown Vantage, Inc.                      1995-1997


William H. Peters              44             Vice President/Chief Financial Officer
                                                           of the Company                            2001-Present
                                             Executive Vice President and Treasurer,
                                                       North Shore Capital
                                               (small market venture capital firm)                     1996-2001


J. Glenn Davis                 45               Vice President-Sales and Marketing
                                                          of the Company                             2002-Present
                                                        Business Manager,
                                             International Papers (specialty papers)                   2000-2001
                                                            President,
                                               JND Company, Inc. (food processing)                     1998-2000
                                                   Director, Specialty Products
                                               Appleton Papers (carbonless papers)                       1998

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

PART II

Item 5. Market For the Registrant's Common Stock and Related Shareholder Matters

     The Company's Common Stock trades in the Nasdaq SmallCap Market under the symbol "BPMI." As of December 31, 2002, the Company had 337 shareholders of record. Information about the trading prices for shares of the Company's Common Stock and dividends on the Common Stock is included in this Form 10-K under the caption "Stock Price and Dividend Information." Information about equity compensation plans is included in this Form 10-K under Item 12.

Item 6.  Selected Financial Data

     Selected Company financial data is presented in this Form 10-K under the caption "Five-Year Comparison of Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     The Company's net sales decreased in 2002 relative to 2001 as a result of a reduction in the average price of product shipped. On average, the Company realized a decrease of 3.7% in average prices for it products. The purchase of pulp accounts was the single highest cost of production. The average cost of pulp remained relatively stable when compared to the previous year. However, pulp costs trended higher during 2002, resulting in a higher average cost for pulp at year end as compared to the beginning of the year.

     The gross profit margin in 2002 was 10.6% of net sales as compared to 12.9% of net sales in 2001. The Company continues to focus management efforts to move the Company to become larger producer of specialty papers. In 2002, this strategy had an effect on gross profit performance as a result of higher operating costs associated with producing new products and pricing decisions in order to gain market share in new markets.

2002 versus 2001

Net Sales
---------

     Net sales in 2002 were $73,772,000 compared to $76,305,000 in 2001, a decrease of $2,533,000 or 3.3%. The reduction in net sales can be attributed to volume and pricing. The sale of paper in 2002 as compared to 2001 increased by 4.5% while average pricing decreased by 3.7%. The Company also realized a decrease of $3,050,000 in the shipment of printed products in 2002 versus 2001.

     Net sales volume as measured in weight increased on each paper machine, while total average pricing decreased. The decrease in average pricing was driven entirely by pricing on MF paper grades. The average selling price of MG products increased an average of 1.7%. The increase in the average price of MG products is a result of shifting the product offering to specialty markets.

     The decrease in net sales of printed products is a result of losing business from a number of customers through competitive bidding processes.

Cost of Sales
-------------

     The cost of sales for 2002 was $65,943,000 and 89.4% of net sales compared to $66,463,000 and 87.1% in 2001. During 2002, the production volume of printed products declined when compared to the previous year. This decline in business resulted in a portion of the decline in the cost of sales as measured in dollars. The increase in cost of sales relative to sales is driven primarily by the decrease in the average selling prices while, at the same time, maintaining a relatively flat cost for pulp.

     During 2002, production activity on the Company's two paper machines increased 4.2% compared to 2001. Total cost for pulp in 2002 increased 5.1% when compared to 2001. The disproportionate increase in pulp cost when compared to production activity is the combined effect of the average cost for fiber and the utilization efficiency.

Gross Profit
------------

     Gross profit during 2002 was $7,829,000 and 10.6% of net sales compared to $9,842,000 and 12.9% of net sales in 2001. The decrease in gross profit is the combined result of the decrease in net sales as it relates to pricing, while at the same time holding certain production costs consistent with the previous year. The overall average selling price during 2002 decreased 3.7% when compared to 2001. The reduction in average pricing is the result of pricing pressure on certain commodity grades still manufactured by the Company.

Selling & Administrative Expense
--------------------------------

     In 2002, selling and administrative expenses were $5,779,000 and 7.8% of net sales compared to $5,559,000 and 7.3% in 2001. The increase in selling and administrative expenses is a result of cost associated with additional resources necessary to develop and market products for specialty markets that are consistent with the Company's strategy to move from commodity grades to specialty paper markets. During 2002, the Company incurred $252,000 associated with management restructuring costs. Had the Company not incurred management restructuring costs, selling and administrative expenses would have been $5,527,000 in 2002 compared to $5,559,000 the previous year.

Income Tax
----------

     Income taxes in 2002 were $925,000 and 32.8% of income before taxes and reflect the statutory tax rates.

     Income taxes in 2001 were $1,374,000 or 26.3% of income before taxes. The difference between statutory tax rates and the Company's effective tax rate is the realization of the benefits related to the Federal net operating loss carryforward utilized in 2001.

Other Income & Expense
----------------------

     During 2002, the Company realized a gain of $1,125,000 on the sale of a wastewater treatment facility. The Company continues to manage the facility under an operating agreement with the City of Peshtigo.

     During 2001, the Company realized $1,627,000 in gains from the sale of timberland that was not used in the day-to-day operations of the business since the Company closed its pulp mill several years ago.

2001 Versus 2000

Net Sales
---------

     Net sales in 2001 were $76,305,000 compared to $76,137,000 in 2000, an increase of $168,000 and 0.2%. The modest change in net sales is the combined effect of a 1.1% decrease in sales of paper while the Company realized an increase in the volume in printing business. The Company realized a reduction in grades produced on the Fourdrinier paper machine. Net sales of Fourdrinier paper machine grades declined 3.7% in 2001 when compared to 2000. The reduction in net sales is attributed to shipment volume. Shipment volume, as measured in weight, declined 5.2% in 2001 with a 1.5% increase in the average price. Net sales of MG grades increased 4.3% in 2001. Shipment volume, as measured in weight, increased 7.2% in 2001 compared to 2000. The average selling price of MG grades decreased 2.7% in 2001 compared to 2000.

Cost of Sales
-------------

     The cost of sales for 2001 was $66,463,000 and 87.1% of net sales compared to $73,451,000 and 96.5% of net sales in 2000. The cost of sales decrease is a result of the reduction in the cost of pulp. The reduction in the cost of sales as a percentage of net sales is the combined effect of the Company's ability to hold its pricing while the Company's cost of pulp decreased. The improvement in cost of sales and the resulting improvement in gross profit can be attributed to the reductions in the price of pulp. The Company realized a reduction in paper production of 1.2% in 2001 when compared to 2000 while pulp costs decreased 28.7% over the same time frame.

     A further reduction in the Company's cost of sales can be attributed to a reduction in the cost of natural gas in 2001 when compared to 2000. The decrease in the cost of natural gas can be attributed to the decrease in the market price of natural gas. During 2001, the Company realized a decrease of 10.6% in its overall cost of natural gas.

Gross Profit
------------

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

Selling & Administrative Expense
--------------------------------

     In 2001, selling and administrative expense increased $431,000 and 8.4% over 2000. During 2001, the Company incurred several costs associated with management of the business that were not incurred in 2000. These costs include costs associated with: (1) filling open management positions and (2) external consulting resources to assist in managing the business.

Income Tax
----------

     Income taxes in 2001 were $1,374,000 or 26.3% of income before taxes. In 2000, the Company realized a tax benefit of $891,000 or 22.5% of the loss before interest. The difference between statutory tax rates and the Company's effective tax rate in 2001 is the realization of the benefits related to the Federal net operating loss carryforward utilized. The difference between statutory tax rates and the Company's effective tax rate in 2000 is due to the increase in the valuation reserve related to deferred income taxes.

Other Income & Expense
----------------------

     During 2001, the Company realized $1,627,000 in gains from the sale of timberland that was not used in the day-to-day operations of the business since the Company closed its pulp mill several years ago.


Liquidity and Capital Resources

Capital Expenditures
--------------------

     Capital expenditures during 2002 were $3,165,000 compared to $1,439,000 for the same period in 2001. The largest single project committed to by the Company in 2002 was the purchase of a waxer/winder used for the application of wax coating to certain specialty grades of paper manufactured by the Company. The machinery began production of product during the fourth quarter of 2002. The total cost of the project is anticipated to be $2,822,000, with $740,000 remaining to be spent at December 31, 2002. The remaining cost associated with this investment includes the purchase of additional interchangeable components necessary to keep the equipment operating on a continuous basis in the future. It is anticipated that this investment will be completed during the first half of 2003.

     During the first half of 2003, the Company anticipates taking delivery of a laminating machine designed to laminate foil and paper products. The addition of this equipment will allow the Company to expand its product offerings to selected specialty markets. The total cost of this project is anticipated to be $1,340,000, including a $300,000 investment that was made in the fourth quarter of 2002.

     The Company anticipates that total capital expenditures in 2003 will not exceed $5,000,000.

Capital Resources
-----------------

     In November 2001, the Company obtained a revolving credit agreement with a commercial bank providing for asset-based financing which expires in November 2004. The line of credit provides for maximum borrowings of $15,000,000, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The line of credit bears interest at a variable rate based on alternative interest rate bases at the Company's option (4.25% at December 31, 2002). A facility fee of 0.25% is payable for unused amounts. The line of credit is collateralized by accounts receivable and inventory.

     As of December 31, 2002, the Company's capital resources included $1,102,000 in cash and the Company's $15,000,000 revolving credit facility. Borrowings under this facility totaled $19,000 as of year-end 2002. Based on the balances in inventory and accounts receivable, the Company had $8,305,000 of availability under the revolving credit facility at December 31, 2002.

     At December 31, 2002, the revolving line of credit required, among other items, the Company to maintain a fixed charge coverage ratio of 1.00 and a minimum tangible net worth. Capital expenditures are limited $3,000,000 in 2003 and each subsequent year while the revolving line of credit is in effect.

     The Company obtained a variable rate term loan in November 2001. The agreement provides for monthly payments of principal and interest, with interest at prime plus 0.50%. Borrowings are collateralized by certain property, plant and equipment.

     The UDAG debt, including additional funding obtained in November 2001, is due in monthly installments of $17,931, including interest at 5.0%, through maturity in November 2011. This loan is collateralized by certain property.

     The Company obtained a variable rate loan in September 2002 to finance capital expenditures. This agreement provides for up to $2,000,000 in borrowings and is due in January 2004. At December 31, 2002, the Company had borrowed $1,675,000 against the total commitment to purchase fixed assets. Interest is at prime plus 0.25%. It is anticipated that this loan will be refinanced by long-term debt upon borrowing the full amount of the loan.

     The Company is currently in compliance with all material provisions of its revolving credit and long-term credit agreements. The Company believes that cash provided by operations and its revolving credit facility are sufficient to meet its current and anticipated working capital needs, as well as to fund its planned capital expenditures.

Cash Flows
----------

     Net cash provided by operations in 2002 was $4,306,000 compared to $5,740,000 in 2001. The reduction of cash flow during 2002 relative to 2001 is the combined result of reduced profitability, lower depreciation and changes in inventory levels.

     Net cash used in investing activities in 2002 was $1,627,000 compared to cash generated from investing activities of $258,000 in 2001. This increase is primarily the result of additions to property, plant and equipment.

     The Company used $2,241,000 in financing activities in 2002 as compared to $6,314,000 in 2001. The reduction in cash used in financing activities is the combined result of reduced cash flow from operations and increased investment in property, plant and equipment.

     During the first quarter of 2002, the Company sold its waste water treatment facility. Proceeds from the sale were used to reduce the outstanding advances under its revolving credit facility.

     The Company believes that its cash flow from operations, together with available borrowings, will be sufficient to allow the Company to meet its obligations in 2003.

Application of Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe the accounting policies described below meet these characteristics.

Revenue Recognition
-------------------

     Revenue is recognized when goods are shipped. Terms of sale are generally free on board destination. Estimated rates of return are fairly consistent and the Company has recorded a reserve to account for such anticipated returns.

Research and Product Development Costs
--------------------------------------

     The Company's strategy is to expand its product offering into specialty and niche markets. The costs associated with the development of new products are expensed when incurred. To the extent that new product trials are successful, customers will pay for the product and the products will be included in sales for the period.

Bad Debt
--------

     Each accounting period, the Company determines an amount to be set aside to cover potentially uncollectible accounts. The Company's determination is based upon an evaluation of accounts receivable for risk associated with a client's ability to make payments. These determinations require considerable judgment in assessing the ultimate potential for realization of these receivables, including reviewing the financial stability of the customer and gauging current market conditions. If the Company's evaluation of a client's ability to pay is incorrect, future charges may be incurred.

Benefit Accruals
----------------

     Each accounting period, the Company estimates the amount to be accrued for medical costs incurred but not yet reported (IBNR) under its self-funded employee medical insurance plans. The Company's determination is based on an evaluation of past rates of claim payouts and trends in the amount of payouts. This determination requires significant judgment and is dependent upon the likelihood that past trends are representative of future payment patterns. A significant shift in usage and payment patterns within the Company's medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 (subject to a collateral formula) and extends to November 2004. An annual commitment fee of 0.25% is payable for unused amounts. The Company's interest rate floats, based on the lender's prime rate. As of December 31, 2002, the Company was paying 4.25% annual rate on amounts borrowed against this revolving credit facility.

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

Item 8.  Financial Statements and Supplementary Data



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/  Grant Thornton LLP

Appleton, Wisconsin
January 27, 2003

                     Badger Paper Mills, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                   December 31
                             (dollars in thousands)

                                                                            2002              2001
                                                                            ----              ----
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $      1,102     $        664
   Certificates of deposit                                                         -              164
   Accounts receivable, net                                                    5,080            6,107
   Inventories                                                                 6,615            4,983
   Refundable income taxes                                                       469              170
   Deferred income taxes                                                       1,367            1,150
   Property held for resale                                                        -              258
   Prepaid expenses and other                                                    599              748
                                                                        ------------     ------------

     Total current assets                                                     15,232           14,244

PROPERTY, PLANT AND EQUIPMENT, NET                                            26,105           25,445

OTHER ASSETS                                                                     471              591
                                                                        ------------     ------------
     Total assets                                                       $     41,808     $     40,280
                                                                        ============     ============

                                       LIABILITIES

CURRENT LIABILITIES
   Current portion of long-term debt                                    $        590     $        414
   Accounts payable                                                            4,156            2,921
   Accrued liabilities                                                         4,029            3,792
   Income taxes payable                                                            -              400
                                                                        ------------     ------------

     Total current liabilities                                                 8,775            7,527

LONG-TERM DEBT                                                                 7,377            9,794

DEFERRED INCOME TAXES                                                          2,471            1,839

OTHER LONG-TERM LIABILITIES                                                      793              675

COMMITMENTS AND CONTINGENCIES                                                      -                -

SHAREHOLDERS' EQUITY
   Common stock, no par value; 4,000,000 shares authorized
    2,160,000 shares issued                                                    2,700            2,700
   Additional paid-in capital                                                     59               54
   Retained earnings                                                          21,112           19,213
   Treasury stock, at cost, 129,815 and 136,415
   shares in 2002 and 2001                                                    (1,479)          (1,522)
                                                                        ------------     ------------

     Total shareholders' equity                                               22,392           20,445
                                                                        ------------     ------------

     Total liabilities and shareholders' equity                         $     41,808     $     40,280
                                                                        ============     ============

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
                             (dollars in thousands)


                                                               2002               2001               2000
                                                               ----               ----               ----
Net sales                                                   $   73,772        $   76,305         $   76,137

Cost of sales                                                   65,943            66,463             73,451
                                                            ----------        ----------         ----------

       Gross profit                                              7,829             9,842              2,686

Selling, general and administrative expenses                     5,779             5,559              5,128
Loss on write-off of trade credits                                   -                 -                440
                                                            ----------        ----------         ----------

       Operating income (loss)                                   2,050             4,283             (2,882)

Other income (expense)
  Interest and dividend income                                      23                77                 44
  Interest expense                                                (402)             (927)            (1,250)
  Gain on sale of non-core assets                                1,125             1,627                  -
  Miscellaneous, net                                                28               160                131
                                                            ----------        ----------         ----------
                                                                   774               937             (1,075)
                                                            ----------        ----------         ----------

Income (loss) before income taxes                                2,824             5,220             (3,957)

Provision (benefit) for income taxes                               925             1,374               (891)
                                                            ----------        ----------         ----------

       Net income (loss)                                    $    1,899        $    3,846         $   (3,066)
                                                            ==========        ==========         ==========

       Net income (loss) per share - basic                  $     0.94        $    1.92          $    (1.55)
                                                            ==========        =========          ==========

       Net income (loss) per share - diluted                $     0.91        $    1.89          $    (1.55)
                                                            ==========        =========          ==========

The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            Years ended December 31,
                             (dollars in thousands)


                                                          2002             2001              2000
                                                          ----             ----              ----
Common Stock
   Balance, December 31                                $    2,700        $    2,700       $    2,700
                                                       ----------        ----------       ----------

Additional paid-in capital
   Balance, January 1                                          54               170              201
   Treasury stock issued                                        5              (116)             (31)
                                                       ----------        ----------       ----------

   Balance, December 31                                        59                54              170
                                                       ----------        ----------       ----------

Retained earnings
   Balance, January 1                                      19,213            15,367           18,433
   Net income (loss)                                        1,899             3,846           (3,066)
                                                       ----------        ----------       ----------

   Balance, December 31                                    21,112            19,213           15,367
                                                       ----------        ----------       ----------

Treasury stock
   Balance, January 1                                      (1,522)           (1,755)          (1,850)
   Shares issued (6,600, 35,168 and
    14,249 shares in 2002,
    2001 and 2000, respectively)                               43               233               95
                                                       ----------        ----------       ----------

   Balance, December 31                                    (1,479)           (1,522)          (1,755)
                                                       ----------        ----------       ----------

Shareholders' equity
   Balance, December 31                                   $22,392        $   20,445       $   16,482
                                                       ==========        ==========       ==========

The accompanying notes are an integral part of these statements.

                                        Badger Paper Mills, Inc. and Subsidiary

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years ended December 31,
                                                (dollars in thousands)

                                                                                  2002             2001            2000
                                                                                  ----             ----            ----
Cash flows from operating activities:
  Net income (loss)                                                             $    1,899       $    3,846      $   (3,066)
  Adjustments to reconcile to net cash provided by operating activities
     Depreciation                                                                    2,442            3,355           3,005
     Directors' fees paid in shares                                                     48              117              64
     Deferred income taxes                                                             415              689            (680)
     Realized loss on sale of marketable securities                                      -                -              12
     Gain on sale of non-core assets                                                (1,125)          (1,627)              -
     Loss on write-off of trade credits                                                  -                -             440
     Other                                                                               -                8              22

Changes in operating assets and liabilities:
     Accounts receivable, net                                                        1,027              501            (528)
     Inventories                                                                    (1,632)           1,536           1,300

     Accounts payable and accrued liabilities                                        1,472           (3,103)          1,944
     Income taxes refundable (payable)                                                (699)             530             (80)
     Other                                                                             459             (112)           (200)
                                                                                ----------       ----------      ----------

         Net cash provided by operating activities                                   4,306            5,740           2,233

Cash flows from investing activities:
    Additions to property, plant and equipment                                      (3,165)          (1,439)         (2,265)
     Proceeds from sale of non-core assets                                           1,374            1,761              61
     Net maturities (purchases) of certificates of deposit                             164              (64)            400
     Proceeds from sale of marketable securities                                         -                -             125
                                                                                ----------       ----------      ----------

         Net cash provided by (used in) investing activities                        (1,627)             258          (1,679)

Cash flows from financing activities:
     Increase (decrease) in revolving credit agreement                              (4,927)          (6,554)            800
     Proceeds from long-term debt                                                    3,211            4,114               -
     Payments on long-term debt                                                       (525)          (3,874)         (1,043)
                                                                                ----------       ----------      ----------

         Net cash used in financing activities                                      (2,241)          (6,314)           (243)
                                                                                ----------       ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   438             (316)            311

Cash and cash equivalents:
  Beginning of year                                                                    664              980             669
                                                                                ----------       ----------      ----------

  End of year                                                                   $    1,102       $      664      $      980
                                                                                ==========       ==========      ==========


The accompanying notes are an integral part of these statements.

                     Badger Paper Mills, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES

Badger Paper Mills, Inc. ("the Company") manufactures paper and paper products and provides printing and converting services to customers throughout North America, with concentrations in the Midwestern States of Wisconsin, Illinois, Missouri and Ohio. The Company's wholly-owned subsidiary, Peshtigo Power LLC, produces steam for the Company.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1. Consolidation Principles

The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Operating Segments

The Company previously operated in the paper products segment and flexible packaging segment. During the third quarter of 2002, the Company reorganized its operations into a single business segment. The prior year financial statements have been revised for this change in reportable segments.

3. Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located throughout North America. No single customer accounted for more than 10% of sales in 2002, 2001 or 2000. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

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

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

6. Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

7. Receivables

Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts. Credit is extended based on prior experience with the customer and evaluation of the customer's current financial condition. Accounts receivable are generally due within 30 to 45 days. The Company estimates an allowance based on actual payment history of each individual customer, adverse situations that may affect the customer's ability to pay and prevailing economic conditions. Consequently, an adverse change in the financial condition of a particular customer could affect the Company's estimate of its allowance. Accounts past due more than 120 days are generally written off, with subsequent payments on previously written off accounts credited to miscellaneous income.

8. Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out ("LIFO") basis.

9. Property Held for Resale

Property held for resale at December 31, 2001 consisted of a sewage treatment plant. On January 30, 2002, the Company sold this plant to the City of Peshtigo for cash proceeds of $1,250,000.

10. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Spare parts are stated at cost, subject to net realizable value. If the parts are utilized in a project that either extends the lives or increases the capacity of the equipment, they are capitalized. If the parts are utilized in ordinary repairs or maintenance, they are charged to operating expense. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Land improvements useful lives are 15 years. Buildings useful lives range from 30 to 33 years and machinery and equipment from 3 to 17 years. Accelerated depreciation is used for income tax purposes.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets held for sale are recorded at the lower of their fair value less costs to sell or the carrying amount of the asset.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000




NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

11. Environmental Expenditures

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

13. Stock Options

The Company uses the intrinsic value method to account for its stock options. Therefore, if the exercise price of the stock options is equal to or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses the impact if the shares were accounted for under the fair value method. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value method to stock-based employee compensation:

                                                                   Year ended December 31,
                                                            --------------------------------------
                                                              2002          2001            2000
                                                              ----          ----            ----
     Net income (loss) as reported                           $1,899        $3,846         $(3,066)
     Deduct:  stock based compensation expense
       determined under the fair value method, net
       of tax effects                                          (127)          (89)            (75)
                                                             ------        ------         -------
     Pro forma net income                                    $1,772        $3,757         $(3,141)
                                                             ======        ======         =======
     Earnings per share:
       Basic - as reported                                    $0.94         $1.92         $ (1.55)
       Basic - pro forma                                       0.88          1.87           (1.59)

       Diluted - as reported                                  $0.91         $1.89         $ (1.55)
       Diluted - pro forma                                     0.85          1.84           (1.59)


14. Revenue Recognition

Revenue is recognized when goods are shipped. Terms of sale are generally f.o.b. destination. Estimated rates of return are fairly consistent and the Company has recorded a reserve to account for such anticipated returns.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

15. Shipping and Handling Costs

The Company records shipping and handling costs in cost of sales on the statement of operations. Shipping and handling costs amounted to $5,133,000, $4,562,000 and $4,464,000 for the years ended December 31, 2002, 2001 and 2000, respectively.



16. Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs, after consideration of customer reimbursements, amounted to $769,000, $469,000 and $762,000 for 2002, 2001 and 2000, respectively. Customer reimbursements amounted to $2,467,000, $1,921,000 and $1,764,000 for 2002, 2001 and 2000.



17. Net Earnings (Loss) Per Share

Net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year:

                      2002                2001                2000
                      ----                ----                ----

Basic               2,026,299           2,004,664           1,981,716
Diluted             2,085,841           2,037,429           1,981,716

Stock options to purchase 7,000 common shares in 2002, 25,000 common shares in 2001 and 115,000 common shares in 2000 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.


18. Prospective Accounting Pronouncements

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses disposal activities and termination costs in exiting an activity. SFAS No. 148, Accounting for Stock-Based Compensation, amends the accounting and reporting related to stock options. These pronouncements are generally effective January 1, 2003. The Company believes the adoption of these new accounting pronouncements will not have a significant impact on its results of operations or financial position.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000



NOTE B - RECEIVABLE ALLOWANCES


The receivable allowances at December 31, 2002 and 2001 are as follows (in thousands):

                                                    2002        2001
                                                    ----        ----
          Sales returns and allowances              $448        $242
          Cash discounts                              62          59
          Doubtful accounts                          300         300
                                                    ----        ----
                                                    $810        $601
                                                    ====        ====
NOTE C - INVENTORIES


The major classes of inventories, valued on the LIFO cost method, at December 31, 2002 and 2001 are as follows (in thousands):

                                                    2002           2001
                                                    ----           ----
     Raw Materials                                 $2,013         $1,062
     Work-in-process and finished stock             4,602          3,921
                                                   ------         ------
                                                   $6,615         $4,983
                                                   ======         ======

It is not practical to separate finished stock and work-in-process inventories. The first-in, first-out ("FIFO") cost of raw materials, work-in-process and finished stock inventories approximated $10,844,000 and $9,548,000 at December 31, 2002 and 2001, respectively. The LIFO cost method had the effect of increasing net earnings in 2002 by $222,000 or $0.11 per share - basic and $0.11 per share - diluted. For 2001, the LIFO cost method had the effect of decreasing net earnings by $91,000, or $0.05 per share - basic and $0.04 per share - diluted. For 2000, the LIFO cost method had the effect of increasing the net loss by $618,000, or $0.31 per share, basic and diluted.

NOTE D.  PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31 are as follows (in thousands):

                                                      2002           2001
                                                      ----           ----
     Machinery and equipment                        $60,622        $57,505
     Buildings                                        9,183          9,183
     Spare parts                                      1,272          1,344
     Land                                                70             73
     Construction-in-progress - equipment               300            313
                                                    -------        -------
                                                     71,447         68,418
     Accumulated depreciation                        45,342         42,973
                                                    -------        -------
                                                    $26,105        $25,445
                                                    =======        =======

At December 31, 2002 and 2001, $29,337,000 and $18,967,000, respectively, of fully depreciated assets were still in use.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE E - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                                                          2002           2001
                                                                          ----           ----
     Compensation, including future absences, and related taxes          $1,967         $1,766
     Defined contribution plan                                              646            717
     Incurred but not reported medical claims                               643            643
     Other                                                                  773            666
                                                                         ------         ------
                                                                         $4,029         $3,792
                                                                         ======         ======

NOTE F - LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consists of the following (in thousands):

                                                           2002           2001
                                                           ----           ----
          Revolving credit agreement                     $     19      $  4,946
          Term note                                         4,627         3,582
          Variable rate loan                                1,675             -
          Urban Development Action Grant ("UDAG")           1,646         1,680
                                                         --------      --------
                                                            7,967        10,208
               Less:  current maturities                      590           414
                                                         --------      --------
                                                         $  7,377      $  9,794
                                                         ========      ========

In November 2001, the Company obtained a revolving credit agreement with a commercial bank expiring in November 2004. The revolving credit agreement provides for maximum borrowings of $15 million, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The revolving credit agreement bears interest at a variable rate based on alternative interest rate bases, at the Company's option (4.25% at December 31, 2002). A facility fee of 0.25% is payable for unused amounts. At December 31, 2002, the revolving credit agreement required, among other items, the Company to maintain a fixed charge coverage ratio of 1.00, a minimum tangible net worth, as outlined in the agreement, and a limitation on capital expenditures.

The Company obtained a term note in November 2001 with a commercial bank. The agreement provides for monthly payments of principal and interest of $53,143, with interest at prime plus 0.50% (effectively 4.75% at December 31, 2002). The final payment on this loan is due in November 2011.

The Company obtained a variable rate loan in September 2002 with a commercial bank. This agreement provides for upwards of $2,000,000 and is due in January 2004. Interest is at prime plus 0.25% (effectively 4.5% at December 31, 2002).

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000

NOTE F - LONG-TERM DEBT - Continued

The UDAG debt, including additional funding obtained in November 2001 and March 2002, is due in monthly installments of $2,972 and $17,931, including interest at 4.0% and 5.0%, through maturity in May 2006 and November 2011.

Substantially all assets of the Company serve as collateral for the above debt.

Aggregate maturities of long-term debt for the periods following December 31, 2002 and thereafter are as follows: 2003, $590,000; 2004, $2,314,000; 2005,
$651,000; 2006, $659,000; 2007, $681,000; thereafter, $3,072,000.


NOTE G - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):


                                             2002          2001          2000
                                             ----          ----          ----
     Currently payable (refundable):
           Federal                           $490         $ 660         $(211)
           State                               20            25             -
                                             ----        ------         -----

                                              510           685          (211)
     Deferred:
           Federal                            415           689          (680)
           State                                -             -             -
                                             ----        ------         -----
                                              415           689          (680)
                                             ----        ------         -----
                                             $925        $1,374         $(891)
                                             ====        ======         =====

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

                                                    2002       2001      2000
                                                    ----       ----      ----
      Statutory Federal tax rate                    34.0%      34.0 %    (34.0)%
      Increase (decrease) in valuation reserve      (0.4)      (7.7)      11.5
      Other                                         (0.9)      -          -
                                                    -----      ------    -------

              Effective tax rate                    32.7%       26.3%    (22.5)%
                                                    =====      ======    =======

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE G - INCOME TAXES - Continued

The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                   2002               2001
                                                   ----               ----
     Deferred tax assets:
       Accounts receivable                       $   324            $    96
       Inventories                                   107                240
       Accrued expenses                              936                814
       Deferred compensation                           5                 23
       Postretirement benefits                       319                260
       Alternative minimum tax carryforwards       1,861              1,840
       Tax credit carryforwards                      525                926
       State net operating loss carryforwards        141                199
       State credit carryforwards                  1,647              1,600
       Valuation allowance                        (1,788)            (1,799)
                                                 -------            -------
                                                   4,077              4,199
     Deferred tax liabilities:
       Fixed assets                               (5,181)            (4,888)
                                                 -------            -------
              Net liability                      $(1,104)           $  (689)
                                                 =======            =======


The total deferred tax liabilities (assets) as presented in the accompanying balance sheet are as follows (in thousands):

                                                     2002          2001
                                                     ----          ----
          Net long-term deferred tax liabilities   $ 2,471       $ 1,839
          Gross current deferred tax assets         (1,367)       (1,150)
                                                   -------       -------

                                                   $ 1,104       $   689
                                                   =======       =======

For Federal income tax purposes, the Company has research and development credit carryovers and alternative minimum tax credit carryovers of $525,000 and $1,861,000 respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $6,978,000 and $2,609,000, respectively. Certain carryforwards expire at various times over the next 20 years. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance decreased $11,000 in 2002.


NOTE H - EMPLOYEE BENEFITS

The Company has defined contribution plans covering substantially all employees. Contribution expenses associated with these plans were $646,000, $717,000 and $505,000 in 2002, 2001 and 2000 respectively.

The Company is self-funded for health costs. The Company has stop-loss coverage for costs in excess of $100,000 per individual per year.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000



NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was as follows (in thousands):


                                                        2002      2001     2000
                                                        ----      ----     ----

            Interest                                   $  418     $952    $1,250
            Income taxes, net of refund received        1,239      139         -





NOTE J - DIRECTOR STOCK GRANT PLANS

In 2000, 1999 and 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 110,000 shares of Common Stock was reserved for issuance. Each Director of the Company is to receive a grant of Common Stock at fair market value in partial payment of his or her directors fee. During 2002, 2001 and 2000, 6,600, 35,168 and 14,249 shares, respectively, were issued from treasury stock, at a value of $48,000, $117,000 and $64,000, respectively.


NOTE K - STOCK OPTION PLAN

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

In 2002, the Company established an incentive stock option plan ("2002 Plan") to encourage and provide for acquisition of an equity interest in the Company by officers and key employees. The 2002 Plan allows the Company to grant options for 150,000 common shares. The terms of any options granted under the 2002 Plan will be determined by the Compensation Committee of the Company.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000



NOTE K - STOCK OPTION PLAN - Continued

The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 2002:
                                                                      Weighted
                                                    Number            average
                                                    of shares     exercise price
                                                    ---------     --------------
     Stock options outstanding -
        January 1, 2000 and December 31, 2000       115,000            $8.42
      Options granted                               104,000             3.04
      Options forfeited                             (90,000)            8.24
                                                    -------
      Stock options outstanding -
        December 31, 2001                           129,000             4.01
      Options forfeited                             (20,000)            7.76
                                                    -------
      Stock options outstanding -
        December 31, 2002                           109,000            $3.35
                                                    =======            =====

      Price of $8.09 (weighted-
        average contractual life of 1 year)           5,000            $8.09
      Price range $3.00 - $3.70 (weighted-
        average contractual life of 3 years)        102,000             3.04
      Price of $8.68 (contractual life of
        1 year)                                       2,000             8.68
                                                    -------
                                                    109,000            $3.35
                                                    =======            =====
      Exercisable options -
        December 31, 2000                            91,000            $8.24
        December 31, 2001                            29,000             7.54
        December 31, 2002                             9,000             7.25


The Company has determined the pro-forma effect as if the Company had accounted for stock options granted under the plan under the fair value method. The Black-Scholes option-pricing model was used with the following weighted-average assumptions for options issued:

                                                                  2001
                                                                  ----

               Risk-free interest rate                            5.11%
               Dividend yield                                     -
               Volatility factor                                  126%
               Weighted-average expected life                     5 years

The weighted-average fair value of options granted in 2001 was $2.89 per share. No options were granted in 2002 or 2000.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE L - COMMITMENTS AND CONTINGENCIES

Rental Agreements
-----------------

The Company leases warehouse space and certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $726,000, $817,000 and $734,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum rental payments are as follows (in thousands):


            Year ended December 31,
            -----------------------
                    2003                  $  695
                    2004                     544
                    2005                     292
                    2006                     235
                    2007                      78
                                          ------
                                          $1,844
                                          ======

Environmental Matters
---------------------

 In May 1999, the Company entered into an agreement with the Wisconsin Department of Natural Resources (WDNR) related to the closure of a solid waste landfill. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. In April 1999, a consultant was engaged by the Company to determine the costs associated with potential future remediation actions. These potential future remediation actions were estimated to approximate $300,000. The Company has not subsequently updated this consultant's report. Management believes any future remediation actions, if any, will not have a material adverse impact on the financial statements.

Property, Plant and Equipment Additions
---------------------------------------

The Company is committed to the purchase of equipment of which $1,040,000 remains to be paid as of December 31, 2002.

                     Badger Paper Mills, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


NOTE M - SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands except per share data):

                                                                      Fiscal Quarter
                                                  ----------------------------------------------------
                                                  First      Second       Third     Fourth       Total
                                                  -----      ------       -----     ------       -----
    2002
    ----
    Net sales                                    $18,250     $19,570     $19,402    $16,550     $73,772
    Gross profit                                   2,074       2,348       2,266      1,141       7,829
    Net income (loss)                              1,171         482         447       (201)      1,899
    Basic earnings (loss) per share                 0.58        0.24        0.22      (0.10)       0.94
    Diluted earnings (loss) per share               0.57        0.23        0.21      (0.10)       0.91

    2001
    ----
    Net sales                                    $21,404     $18,886     $18,374    $17,641     $76,305
    Gross profit                                   1,487       2,870       2,406      3,079       9,842
    Net income                                       893         997         701      1,255       3,846
    Basic earnings per share                        0.45        0.49        0.35       0.63        1.92
    Diluted earnings per share                      0.45        0.49        0.35       0.60        1.89


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item with respect to directors and Section 16 compliance is hereby incorporated by reference from the information included under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

     Information with respect to the executive officers of the Company appears in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

     The information required by this Item is hereby incorporated by reference from the information included under the caption "Executive Compensation" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

     The following table provides information about the Company's equity compensation plans as of December 31, 2002:

                                                                                                     Number of securities
                                                                                                   remaining available for
                                   Number of securities to                                          future issuance under
                                        be issued upon                Weighted-average            equity compensation plans
                                       the exercise of                exercise price of             (excluding securities
                                     outstanding options,           outstanding options,            reflected in the first
        Plan category               warrants and rights(1)           warrants and rights                  column)(2)
------------------------------    ---------------------------    ----------------------------    -----------------------------

Equity compensation plans
approved by security holders               109,000                             $3.35                      195,325

Equity compensation plans
not approved by security
holders                                          -                                 -                            -
                                  ---------------------------    ----------------------------    -----------------------------

Total                                      109,000                             $3.35                      195,325
                                  ===========================    ============================    =============================

------------------------------
(1)  Represents options to purchase the Company's Common Stock granted under the 1998 Stock Option Plan.

(2)  Includes 150,000 shares of the Company's Common Stock available for issuance under the Company's 2002
     Stock Option Plan, 21,000 shares of the Company's Common Stock available for issuance under the Company's
     1998 Stock Option Plan and 24,325 shares of the Company's Common Stock available for issuance under the
     Company's 2001 Director Stock Grant Plan.

Security Ownership of Certain Beneficial Owners

     The information required by this Item is hereby incorporated by reference from the information included under the caption "Stock Ownership of Certain Beneficial Owners and Management," set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Security Ownership of Management

     The information required by this Item is hereby incorporated by reference from the information included under the captions, "Stock Ownership of Certain Beneficial Owners and Management" and "Election of Directors," set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is hereby incorporated by reference from the information included under the caption, "Certain Relationships and Transactions," set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiary, required to be included in the Company's periodic filing with the Securities and Exchange Commission.

Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) List of Financial Statements:

     The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                           Pages
                                                                           -----
Report of Independent Accountants...................................        15
Consolidated balance sheets, December 31, 2002 and 2001.............        16
Consolidated statements of operations for the years ended
  December 31, 2002, 2001 and 2000..................................        17
Consolidated statements of shareholders' equity for the years
  ended December 31, 2002, 2001 and 2000............................        18
Consolidated statements of cash flows for the years ended
  December 31, 2002, 2001 and 2000..................................        19
Notes to consolidated financial statements..........................        20

(a) (2) List of Financial Schedules:

     The following is a listing of data submitted herewith:

Report of independent accountants on financial statement schedule...        40
   Schedule  II  Valuation and qualifying accounts and reserves.....        41

     Financial statement schedules other than that listed above are omitted because they are either not applicable, not required, or equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a) (3)  Exhibits:

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

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin.

(4.4) First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.5) First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.6) Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.7) Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch, dated September 19, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.8) Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.9) Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

 (10)     Material Contracts: **

(10.1) Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

Number    Description
------    -----------

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

(10.11) Amendment of 1998 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.12) 2002 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.13)   Employment Agreement effective April 1, 2002 between the Company and
          J. Glenn Davis.

(23)      Consent of Independent Public Accountants.

(99) Definitive Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.1) Definitive Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.2) Written Statement of the President, Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

Number    Description
------    -----------

(99.3) Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. ss 1350.

**Each of the "material contracts" represents a management compensatory agreement or arrangement.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 3, 2003                      BADGER PAPER MILLS, INC.

                                         By: /s/ Robert A. Olah
                                             -----------------------------------
                                             Robert A. Olah
                                             President, Chief Executive Officer
                                             and Chairman of the Board

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert A. Olah                                       Date: March 3, 2003
---------------------------------------
Robert A. Olah, President,
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

/s/ William H. Peters                                    Date: March 3, 2003
---------------------------------------
William H. Peters, Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Harold J. Bergman                                    Date: March 3, 2003
---------------------------------------
Harold J. Bergman, Director

/s/ L. H. Buek                                           Date: March 3, 2003
---------------------------------------
L. Harvey Buek, Director

/s/ Mark D. Burish                                       Date: March 3, 2003
---------------------------------------
Mark D. Burish, Director

/s/ James L. Kemerling                                   Date: March 3, 2003
---------------------------------------
James L. Kemerling, Director

/s/ John T. Paprocki                                     Date: March 3, 2003
---------------------------------------
John T. Paprocki, Director

/s/ William A. Raaths                                    Date: March 3, 2003
---------------------------------------
William A. Raaths, Director

                                 CERTIFICATIONS

     I, Robert A. Olah, President, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Badger Paper Mills, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              March 3, 2003



                                       /s/ Robert A. Olah
                                       -----------------------------------------
                                       Robert A. Olah
                                       President, Chairman of the Board and
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, William H. Peters, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Badger Paper Mills, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              March 3, 2003

                                      /s/ William H. Peters
                                      -----------------------------------------
                                      William H. Peters
                                      Vice President and Chief Financial Officer

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Shareholders and Board of Directors
Badger Paper Mills, Inc. and Subsidiary
Peshtigo, Wisconsin


     Our report on the 2002, 2001 and 2000 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 15 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule on page 41 of this Form 10-K.

     In our opinion, the 2002, 2001 and 2000 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Grant Thornton LLP

Appleton, Wisconsin
January 27, 2003

                           Schedule II - Valuation and Qualifying Accounts and Reserves
                        For the Years Ended December 31, 2000, 2001 and 2002 (in Thousands)



                    Column A                             Column B        Column C          Column D          Column E
                    --------                             --------        --------          --------          --------
                                                                        Additions
                                                        Balance at      charged to
                                                        beginning       costs and                           Balance at
                  Description                            of year         expenses         Deductions       end of year
                                                         -------         --------         ----------       -----------
                                                                                     -
Deducted in the balance sheet from
 the assets to which they apply:

Allowance for discounts, doubtful
 accounts and claims/allowances:
Year ended December 31, 2002
    Doubtful accounts and claims/allowances               $ 542          $   929          $   723(A)         $ 748
    Discounts                                                59              848              845(B)            62
                                                          -----          -------          -------            -----
                                                          $ 601          $ 1,777          $ 1,568            $ 810
                                                          =====          =======          =======            =====

Year ended December 31, 2001
    Doubtful accounts and claims/allowances               $ 117          $ 1,349          $   924(A)         $ 542
    Discounts                                                33              830              804(B)            59
                                                          -----          -------          -------            -----
                                                          $ 150          $ 2,179          $ 1,728            $ 601
                                                          =====          =======          =======            =====

Year ended December 31, 2000
    Doubtful accounts and claims/allowances               $ 253          $ 1,054          $ 1,190(A)         $ 117
    Discounts                                                43              743              753(B)            33
                                                          -----          -------          -------            -----
                                                          $ 296          $ 1,797          $ 1,943            $ 150
                                                          =====          =======          =======            =====


(A) Write-off of uncollectable accounts and claims for products

(B) Discounts taken and allowed

Shareholders' Information

Market makers:                                   Stock transfer agent:
Knight Securities L. P. (NITE)                   Computershare Investor Services
Hill, Thompson, Magid & Co. (HILL)               2 North LaSalle Street
Goldman, Sachs & Co. (GSCO)                      Chicago, Illinois 60602
Cincinnati Stock Exchange (CINN)
THE BRUT ECN, LLC (BRUT)
Archipelago, L.L.C. (ARCA)


Stock Price and Dividend Information:

     The following table presents high and low sales prices of the Company's Common Stock in the indicated calendar quarters, as reported by the Nasdaq SmallCap Market.


Price Ranges of Stock:

                                           2002                  2001
                                           ----                  ----
                  Quarter             High      Low         High       Low
                  -------             ----      ---         ----       ---
                  First              $9.71     $4.28        $5.94     $1.50
                  Second             $9.00     $7.58        $4.00     $2.50
                  Third              $9.00     $5.25        $4.00     $2.75
                  Fourth             $7.45     $6.00        $4.90     $2.85


Quarterly Dividends Per Share:

     The Company's revolving credit and term debt maintain certain covenants which limit the Company's ability to pay dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Capital Resources."


Annual Meeting of Shareholders:

     The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at the Best Western Riverfront Inn, 1812 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 13, 2003, at 10:00 a.m.

DIRECTORS AND OFFICERS



Board of Directors:                                Corporate Officers:


Harold J. Bergman                                  Robert A. Olah
     Retired President and                              President  and
     Chief Executive Officer                            Chief Executive Officer
     Riverside Paper Corporation


L. Harvey Buek                                     William H. Peters
     LHB - O & M Consulting                             Vice President and
                                                        Chief Financial Officer
                                                        Secretary and Treasurer


Mark D. Burish                                     J. Glenn Davis
     President                                          Vice President,
     Hurley, Burish & Milliken, SC                      Sales and Marketing


James L. Kemerling
     President and
     Chief Executive Officer
     Riiser Oil Company, Inc.


Robert A. Olah
     Chairman of the Board
     President and
     Chief Executive Officer
     Badger Paper Mills, Inc.


John T. Paprocki
     Executive Vice President and
      Chief Financial Officer
      Analysts International, Inc.


William A. Raaths
     Chief Executive Officer
     Great Northern Corporation

                                  EXHIBIT INDEX

                            BADGER PAPER MILLS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002




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

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch.

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin.

(4.4) First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.5) First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.6) Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.7) Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch, dated September 19, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.8) Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Number    Description
------    -----------

(4.9) Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

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

(10.11) Amendment of 1998 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.12) 2002 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.13)   Employment Agreement effective April 1, 2002 between the Company and
          J. Glenn Davis.

Number    Description
------    -----------

(23)      Consent of Independent Public Accountants.

(99) Definitive Proxy Statement for 2002 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.1) Definitive Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.2) Written Statement of the President, Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

(99.3) Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. ss 1350.

**Each of the "material contracts" represents a management compensatory agreement or arrangement.