Form 10-K/A
period 2002-12-31
BADGER PAPER MILLS INC
filed 2003-03-04
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

                                Explanatory Note

     Badger Paper Mills, Inc. hereby amends the following items of its December 31, 2002 Annual Report on Form 10-K as set forth in the pages attached hereto.

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K is amended to reflect certain revisions to Item 15 (a)(3); and

     The Exhibit Index is amended to reflect the amendments made to Item
15(a)(3).

     The information required by Item 15 and the Exhibit Index are filed herewith by amendment pursuant to Rule 12b-15.

     Except as noted herein, Badger Paper Mills, Inc.'s December 31, 2002 Annual Report on Form 10-K remains as originally filed with the Securities and Exchange Commission on March 3, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of Financial Statements:

     The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

                                                                           Pages
                                                                           -----
Report of Independent Accountants.........................................   15
Consolidated balance sheets, December 31, 2002 and 2001...................   16
Consolidated statements of operations for the years ended
 December 31, 2002, 2001 and 2000.........................................   17
Consolidated statements of shareholders' equity for the years ended
 December 31, 2002, 2001 and 2000.........................................   18
Consolidated statements of cash flows for the years ended
 December 31, 2002, 2001 and 2000.........................................   19
Notes to consolidated financial statements................................   20

(a)(2) List of Financial Schedules:

     The following is a listing of data submitted herewith:

Report of independent accountants on financial statement schedule.........   40
   Schedule  II  Valuation and qualifying accounts and reserves...........   41

     Financial statement schedules other than that listed above are omitted because they are either not applicable, not required, or equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a)(3) Exhibits:

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

(4.1) Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

Number    Description
------    -----------

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

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

Number    Description
------    -----------

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

 (23)     Consent of Independent Public Accountants (Previously filed).

(99.1) Definitive Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.2) Written Statement of the President, Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350 (Previously filed).

(99.3) Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. ss 1350 (Previously filed).

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

Dated:   March 4, 2003

                                        BADGER PAPER MILLS, INC.


                                        By: /s/ William H. Peters
                                           -------------------------------------
                                            William H. Peters
                                            Vice President and Chief Financial
                                             Officer

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

          March 4, 2003

                                        /s/ Robert A. Olah
                                        ---------------------------------
                                        Robert A. Olah
                                        President, Chairman of the Board and
                                         Chief Executive Officer

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

           March 4, 2003

                                        /s/ William H. Peters
                                        ----------------------------------------
                                        William H. Peters
                                        Vice President and Chief Financial
                                         Officer

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

(4.1) Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.2) Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.3) City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

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

Number    Description
------    -----------

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

 (23)     Consent of Independent Public Accountants (Previously filed).

(99.1) Definitive Proxy Statement for 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

(99.2) Written Statement of the President, Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350 (Previously filed).

(99.3) Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. ss 1350 (Previously filed).

**Each of the "material contracts" represents a management compensatory agreement or arrangement.