Form 10-Q
period 2003-03-31
BADGER PAPER MILLS INC
filed 2003-05-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes. |X| No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,031,847 as of March 31, 2003.

                      BADGER PAPER MILLS, INC. & SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Interim Statements of Operations
          Three Months Ended March 31, 2003 and 2002                           3

          Consolidated Balance Sheets
          March 31, 2003 and December 31, 2002                                 4

          Consolidated Interim Statements of Cash Flows
          Three Months Ended March 31, 2003 and 2002                           5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                           7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10

Item 4.   Controls and Procedures                                             10



                            PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    11



                                   SIGNATURES


                                 CERTIFICATIONS


                                  EXHIBIT INDEX

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                               BADGER PAPER MILLS, INC. & SUBSIDIARY
                           CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                            (Unaudited)


(Dollars in thousands, except per share data)                       For Three Months Ended
                                                                            March 31
                                                          ---------------------------------------------
                                                                2003                        2002
Net Sales                                                           $19,669                    $18,250
     Cost of Sales                                                   19,663                     16,176
                                                          ------------------          -----------------
Gross Profit                                                              6                      2,074

     Selling and Administrative Expenses                              1,461                      1,347
                                                          ------------------          -----------------
Operating Income (Loss)                                              (1,455)                       727

     Interest Expense                                                   (97)                      (104)
     Interest Income                                                      2                          3
     Gain on Sale of Non-Core Assets                                      -                      1,131
     Other Income (Expense), Net                                          3                         17
                                                          ------------------          -----------------
Income Before Income Taxes                                           (1,547)                    1, 774

     Income Tax (Benefit) Expense                                      (526)                       603
                                                          ------------------          -----------------

Net Income                                                          ($1,021)                    $1,171
                                                          ==================          =================

Net Earnings Per Share - Basic                                       ($0.50)                     $0.58
     Average Shares Outstanding - Basic                           2,030,480                  2,023,874

Net Earnings Per Share - Diluted                                     ($0.50)                     $0.57
     Average Shares Outstanding - Diluted                         2,030,480                  2,059,702


See Notes to Consolidated Financial Statements


                                        BADGER PAPER MILLS, INC. & SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                            March 31, 2003           December 31,
                                                                              (Unaudited)                2002
                                                                         ----------------------  ----------------------
ASSETS:
Current Assets:
   Cash & Cash Equivalents                                                             $   523                 $ 1,102
   Accounts Receivable - Net                                                             6,605                   5,080
   Inventories                                                                           6,018                   6,615
   Refundable Income Taxes                                                               1,002                     469
   Deferred Income Taxes                                                                 1,367                   1,367
   Prepaid Expenses and Other                                                              603                     599
                                                                         ----------------------  ----------------------
      Total Current Assets                                                              16,118                  15,232

PROPERTY, PLANT AND EQUIPMENT, NET                                                      25,853                  26,105
OTHER ASSETS                                                                               475                     471
                                                                         ----------------------  ----------------------
TOTAL ASSETS                                                                           $42,446                 $41,808
                                                                         ======================  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Current Portion of Long-Term Debt                                                  $ 2,472                 $   590
    Accounts Payable                                                                     4,674                   4,156
    Accrued Liabilities                                                                  3,862                   4,029
                                                                         ----------------------  ----------------------
      Total Current Liabilities                                                         11,008                   8,775

LONG-TERM DEBT                                                                           6,792                   7,377

DEFERRED INCOME TAXES                                                                    2,471                   2,471

OTHER LONG-TERM LIABILITIES                                                                793                     793

COMMITMENTS AND CONTINGENCIES                                                                -                       -

SHAREHOLDERS' EQUITY
    Common Stock, No Par Value; 4,000,000 Shares Authorized
       2,160,000 Shares Issued                                                           2,700                   2,700
     Additional Paid-In Capital                                                             60                      59
     Retained Earnings                                                                  20,090                  21,112
     Treasury Stock, At Cost, 128,153 and 129,815 Shares
        in 2003 and 2002, Respectively                                                  (1,468)                 (1,479)
                                                                         ----------------------  ----------------------

      Total Shareholders' Equity                                                        21,382                  22,392
                                                                         ----------------------  ----------------------

      Total Liabilities and Shareholders' Equity                                       $42,446                 $41,808
                                                                         ======================  ======================

See Notes to Consolidated Financial Statements


                                BADGER PAPER MILLS, INC. & SUBSIDIARY
                             CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
                                             (Unaudited)

(Dollars in thousands)
                                                                                For Three Months Ended March 31
                                                                              -----------------------------------
                                                                                   2003               2002
                                                                              ----------------   ----------------

Cash Flow from Operating Activities:
      Net Income                                                                      ($1,021)           $ 1,171
      Adjustments to Reconcile to Net Cash
        Provided By (Used in) Operating Activities:
          Depreciation                                                                    630                600
          Directors' Fees Paid in Stock                                                    12                 12
          Gain on Sale of Non-Core Assets                                                   -             (1,131)

      Changes in Assets and Liabilities:
         Increase in Accounts Receivable, Net                                          (1,525)            (1,096)
        (Increase) Decrease in Inventories                                                597               (562)
        Increase in Accounts Payable                                                      518              2,199
        Decrease in Accrued Liabilities                                                  (167)              (366)
        Income Taxes                                                                     (533)               182
        Increase in Other                                                                 (46)               (11)
                                                                              ----------------   ----------------
        Net Cash (Used in) Provided by Operating Activities                            (1,535)               998
                                                                              ----------------   ----------------

Cash Flow From Investing Activities:
      Additions to Property, Plant and Equipment, Net                                    (341)              (408)
      Proceeds From Sale of Non-Core Assets                                                 -              1,371
                                                                              ----------------   ----------------
      Net Cash (Used in) Provided by Investing Activities                                (341)               963
                                                                              ----------------   ----------------

Cash Flow from Financing Activities:
      Increase to (Payments on) Long-Term Debt                                          1,297             (2,141)
      Increase to (Decrease in) Revolving Credit Borrowings                                 -                  -
                                                                              ----------------   ----------------
      Net Cash Provided by (Used in) Financing Activities                               1,297             (2,141)
                                                                              ----------------   ----------------

Net Increase in Cash and Cash Equivalents                                                (579)              (180)

Cash and Cash Equivalents:
      Beginning of Period                                                               1,102                664
                                                                              ----------------   ----------------
      End of Period                                                                     $ 523              $ 484
                                                                              ================   ================
See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for the accounting policies that are pertinent to these statements.

Note 2.  Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month period ended March 31, 2003 and 2002.

Note 3.  Earnings per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

                                2003          2002
                                ----          ----
Basic                      2,030,480     2,023,874

Diluted                    2,030,480     2,059,702

The effect of stock options have not been included in 2003 diluted loss per share as their effect would have been anti-dilutive. Stock options to purchase 25,000 in 2002 were not dilutive and, therefore, have not been included in the computations of diluted per share common share amounts.



Note 4.  Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders' equity was not material as of and for the quarter ended March 31, 2003.

Note 5.  Inventories

The major components of inventories were as follows:

                      (In thousands of dollars)            March 31, 2003       December 31, 2002
                       -----------------------             --------------       -----------------

         Raw Materials                                           $ 2,271                 $2,684
         Finished Goods and Work in Process                        7,656                  8,109
                                                           --------------       -----------------
                                                                   9,927                 10,793
         Less:  LIFO Reserve                                      (3,909)                (4,178)
                                                           --------------       -----------------
              Total Inventories                                   $6,018                 $6,615
                                                           ==============       =================

Note 6.  Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined. Please refer to the more complete discussion of legal matters in the Company's Form 10-K for the year ended December 31, 2002.


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

o Interruptions in the supply of, or increases and/or changes in the price of energy (principally electricity and natural gas) that the Company needs in its manufacturing operations. Political uncertainty in the Mideast could result in higher energy costs. Future energy costs are uncertain.

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


Results of Operations


Net Sales

Net sales for the for the first quarter were $19,669,000 compared to $18,250,000 for the same period last year, an increase of $1,419,000 and 7.8%. The increase in sales is the result of increased shipment volume.

Gross Profit

Gross profit during the first quarter of 2003 was $6,000 and 0.0% of net sales compared to $2,074,000 and 11.4% of net sales last year. During the first quarter of 2003, the Company incurred significantly higher costs for pulp and natural gas when compared for the same period last year. Pulp costs, the Company's highest cost of manufacturing, increased 23.9% and the cost of natural gas increased 105.9% during the first quarter of 2003 compared to 2002. The increase in pulp and natural gas costs during the first quarter of 2003 were disproportionately greater than the 8.4% increase in production volume in 2003 when compared to the same period last year.

Selling & Administrative Expense

During the first quarter of 2003, selling and administrative expenses were $1,461,000 compared to $1,347,000 last year, an increase of $114,000 and 8.4 %.
The increase in selling and administrative expenses can be attributed to outside consulting and higher selling costs relative to the first quarter of 2002.

Other Income and Expense

Interest expense during the first quarter was consistent with prior year costs at $97,000 compared to $104,000 last year.

During the first quarter of 2002, the Company realized a gain on sale of non-core assets of $1,131,000. This gain was associated with the sale of the Company's wastewater treatment facility located in Peshtigo, Wisconsin. The Company did not have a similar gain in 2003.

Net Income

During the first quarter of 2003, the Company incurred a net loss of $1,021,000 compared to net income of $1,171,000 for the same period in 2002. The decline in profitability is a result of increased cost of manufacturing paper. During the first quarter of 2003, the Company incurred significantly higher costs for pulp and natural gas when compared to the same period last year. Pulp costs, the Company's highest cost of manufacturing, increased 23.9% and the cost of natural gas increased 105.9% during the first quarter of 2003 compared to 2002. The increase in pulp and natural gas costs during the first quarter of 2003 were disproportionately greater than the 8.4% increase in production volume in 2003 when compared to the same period last year.

Capital Resources and Liquidity

At March 31, 2003, the Company had cash resources of $523,000 and an unused credit availability of $7,945,000 under its revolving credit facility to fund ongoing operations. During the first quarter of 2003, the Company made scheduled principal payments on long-term debt of $139,000. At March 31, 2003, the Company was in compliance with all credit facility covenants.

Capital Expenditures

Capital expenditures during the first quarter of 2003 were $341,000 compared to $408,000 during the first quarter last year. During 2002, the Company committed to the purchase of a machine to apply wax coatings to paper products for sale into certain specialty markets. The machine began production during the fourth quarter of 2002 and has an anticipated total cost of $2,822,000. As of March 31, 2003, the Company anticipates that $540,000 remains to be spent on this project during 2003. The remaining cost associated with this investment includes the purchase of additional interchangeable components necessary to keep the equipment operating on a continuous basis in the future.

During the first half of 2003, the Company anticipates taking delivery of a laminating machine designed to laminate foil and paper products. The addition of this equipment will allow the Company to expand its product offerings to selected specialty markets. The total cost of this project is anticipated to be $1,340,000. As of March 31, 2003, the Company had invested $330,000 in this machine with the balance of $1,010,000 to be invested during 2003.

The Company anticipates that total capital expenditures in 2003 will not exceed $5,000,000.

Cash Flow

During the first quarter of 2003 cash flow used in operations was $1,535,000 compared to cash flow generated from operations of $998,000 for the same period last year. The primary reason for the change in cash flow is the net loss for the first quarter in 2003. The decline in profitability is a result of increased costs of paper manufacturing. During the first quarter of 2003, the Company incurred significantly higher costs for pulp and natural gas when compared to the same period last year.

The Company believes that current cash resources and availability of unused credit under its revolving credit facility will provide adequate liquidity for the Company to meet its future financial obligations.

Application of Critical Accounting Policies and Estimates

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes since such Report was filed.

Off Balance Sheet Arrangements

As of March 31, 2003, the Company does not have any off balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk


The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats, based on the lender's prime rate. As of March 31, 2003, the Company was paying interest at a 4.25% annual rate on amounts borrowed against this line.

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $77,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 4. Controls and Procedures


Evaluation of Disclosures Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiary, required to be included in the Company's periodic filings with the Securities and Exchange Commission.


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

                            PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10. Executive Employment Agreement effective May 1, 2003 between the Company and Ronald E. Swanson

     99.1 Written Statement of President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 14, 2003.

     99.2 Written Statement of Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 14, 2003.

(b)  Reports on Form 8-K:

     On March 20, 2003, the Company filed a Current Report on Form 8-K, dated March 19, 2003, reporting pursuant to Items 5 and 7 an expected first quarter loss due to rising operating expenses.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BADGER PAPER MILLS, INC.
                                                                   (Registrant)


                                                           /s/ Ronald E. Swanson
                                          --------------------------------------
DATE:  May 14, 2003                                       By: Ronald E. Swanson
                                          President and Chief Executive Officer
                                                  (Principal Executive Officer)
                                                                             Ha


                                                           /s/ William H. Peters
                                          --------------------------------------
DATE:  May 14, 2003                                       By: William H. Peters
                                     Vice President and Chief Financial Officer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

I, Ronald E. Swanson, President and Chief Executive Officer of Badger Paper Mills, Inc., certify that:

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



Date:  May 14, 2003             /s/ Ronald E. Swanson
                                -----------------------------------
                                Ronald E. Swanson
                                President
                                Chief Executive Officer

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



Date:  May 14, 2003             /s/ William H. Peters
                                -----------------------------------
                                William H. Peters
                                Vice President and
                                Chief Financial Officer

                      BADGER PAPER MILLS, INC. & Subsidiary

                                  EXHIBIT INDEX




Number    Description
------    -----------

10. Executive Employment Agreement effective May 1, 2003 between the Company and Ronald E. Swanson

99.1 Written Statement of President and Chief Executive Officer, pursuant to 18 U.S.C.ss.1350, dated May 14, 2003.

99.2 Written Statement of Vice President and Chief Financial Officer, pursuant to 18 U.S.C.ss.1350, dated May 14, 2003.