Form 10-Q
period 2003-06-30
BADGER PAPER MILLS INC
filed 2003-08-14
CIK 9096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                        R
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,033,797 as of June 30, 2003.

                      BADGER PAPER MILLS, INC. & SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Interim Statements of Operations
         Three Months and Six Months Ended
         June 30, 2003 and 2002                                                3

         Consolidated Balance Sheets
         June 30, 2003 and December 31, 2002                                   4

         Consolidated Interim Statements of Cash Flow
         Six Months Ended June 30, 2003 and 2002                               5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

Item 4.  Controls and Procedures                                              11



                            PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on Form 8-K                                     11



                                   SIGNATURES



                                  EXHIBIT INDEX

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For Three Months Ended            For Six Months Ended
(Dollars in thousands, except per share data)                           June 30                          June 30

                                                             -----------------------------------------------------------------
                                                                  2003              2002            2003             2002
                                                                  ----              ----            ----             ----

Net Sales                                                          $18,636           $19,570         $38,305          $37,820
     Cost of Sales                                                  17,993            17,222          37,656           33,398
                                                             -------------- --------------------------------- ----------------
Gross Profit                                                           643             2,348             649            4,422

     Selling and Administrative Expenses                             1,380             1,544           2,841            2,891
                                                             -------------- --------------------------------- ----------------
Operating Income (Loss)                                               (737)              804          (2,192)            1,531

     Interest Expense                                                 (112)             (100)           (209)            (204)
     Interest Income                                                     1                12               3               15
     Gain on Sale of Non-Core Assets                                     0                 0               0            1,131
     Other Income, Net                                                   4                15               7               32
                                                             -------------- --------------------------------- ----------------
Income Before Income Taxes                                            (844)              731          (2,391)           2,505

     Income Tax (Benefit) Expense                                     (287)              249            (813)             852
                                                             -------------- --------------------------------- ----------------

Net Income (Loss)                                                  $  (557)          $   482         $(1,578)         $ 1,653
                                                             ============== ================================= ================

Net Earnings (Loss) Per Share - Basic                              $ (0.27)          $  0.24         $ (0.78)         $  0.82
     Average Shares Outstanding - Basic                          2,032,165         2,025,458       2,032,909        2,025,458

Net Earnings (loss) Per Share - Diluted                            $ (0.27)          $  0.23         $ (0.78)         $  0.80
     Average Shares Outstanding - Diluted                        2,032,165         2,071,244       2,032,909        2,071,244

See Notes to Consolidated Financial Statements

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                  June 30, 2003           December 31,
                                                                                   (Unaudited)                2002
                                                                              ----------------------  ----------------------
     ASSETS:
     Current Assets:
        Cash & Cash Equivalents                                                               $ 549                $  1,102
        Accounts Receivable - Net                                                             5,978                   5,080
        Inventories                                                                           6,723                   6,615
        Refundable Income Taxes                                                                 300                     469
        Deferred Income Taxes                                                                 1,957                   1,367
        Prepaid Expenses and Other                                                              797                     599
                                                                              ----------------------  ----------------------
           Total Current Assets                                                              16,304                  15,232

     PROPERTY, PLANT AND EQUIPMENT, NET                                                      26,278                  26,105
     OTHER ASSETS                                                                               485                     471
                                                                              ----------------------  ----------------------
     TOTAL ASSETS                                                                           $43,067                 $41,808
                                                                              ======================  ======================

     LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current Liabilities:
         Current Portion of Long-Term Debt                                                    $ 727                   $ 590
         Accounts Payable                                                                     4,082                   4,156
         Accrued Liabilities                                                                  4,341                   4,029
                                                                              ----------------------  ----------------------
           Total Current Liabilities                                                          9,150                   8,775

     LONG-TERM DEBT                                                                           9,818                   7,377

     DEFERRED INCOME TAXES                                                                    2,471                   2,471

     OTHER LONG-TERM LIABILITIES                                                                791                     793

     COMMITMENTS AND CONTINGENCIES                                                                -                       -

     SHAREHOLDERS' EQUITY
         Common Stock, No Par Value; 4,000,000 Shares Authorized
            2,160,000 Shares Issued                                                           2,700                   2,700
          Additional Paid-In Capital                                                             59                      59
          Retained Earnings                                                                  19,533                  21,112
          Treasury Stock, At Cost, 126,203 and 129,815 Shares
             in 2003 and 2002, Respectively                                                  (1,455)                 (1,479)
                                                                              ----------------------  ----------------------

           Total Shareholders' Equity                                                        20,837                  22,392
                                                                              ----------------------  ----------------------

           Total Liabilities and Shareholders' Equity                                       $43,067                 $41,808
                                                                              ======================  ======================

See Notes to Consolidated Financial Statements

                      BADGER PAPER MILLS, INC. & SUBSIDIARY
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
                                   (Unaudited)

(Dollars in thousands)

                                                                                   For Six Months Ended June 30
                                                                                   ----------------------------
                                                                                      2003               2002
                                                                                ----------------   ----------------

Cash Flow from Operating Activities:
          Net Income                                                                    ($1,578)           $ 1,653
          Adjustments to Reconcile to Net Cash
            Provided By (Used in) Operating Activities:
              Depreciation                                                                1,280              1,219
              Directors' Fees Paid in Stock                                                  24                 24
              Gain on Sale of Non-Core Assets                                                 -             (1,131)
              Deferred Income Taxes                                                        (590)                 -

          Changes in Assets and Liabilities:
             Increase in Accounts Receivable, Net                                          (898)            (1,471)
             (Increase) Decrease in Inventories                                            (108)              (540)
             Increase (Decrease) in Accounts Payable                                        (74)             1,200
             Increase in Accrued Liabilities                                                312                76
             (Increase) Decrease in Income Taxes Refundable                                 169               (145)
             Increase in Other                                                             (262)              (150)
                                                                                ----------------   ----------------
             Net Cash (Used in) Provided by Operating Activities                         (1,725)               735
                                                                                ----------------   ----------------

Cash Flow From Investing Activities:
          Additions to Property, Plant and Equipment, Net                                (1,405)             (1,625)
          Proceeds From Sale of Non-Core Assets                                               -              1,371
                                                                                ----------------   ----------------
          Net Cash (Used in) Provided by Investing Activities                            (1,405)              (254)
                                                                                ----------------   ----------------

Cash Flow from Financing Activities:
          Increase to (Payments on) Long-Term Debt                                        2,577               (616)
                                                                                ----------------   ----------------
          Net Cash (Used in) Provided by Financing Activities                             2,577               (616)
                                                                                ----------------   ----------------

Net Increase in Cash and Cash Equivalents                                                  (553)              (135)

Cash and Cash Equivalents:
          Beginning of Period                                                             1,102                664
                                                                                ----------------   ----------------
          End of Period                                                                   $ 549              $ 529
                                                                                ================   ================

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for the accounting policies that are pertinent to these statements.

Note 2. Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month and six-month periods ended June 30, 2003 and 2002.

Note 3. Earnings Per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

                                2003               2002
                                ----               ----
Basic                      2,032,165          2,025,458
Diluted                    2,032,165          2,071,244

Basic earnings (loss) per share excludes any dilutive effects of stock options. Diluted earnings (loss) per share includes the dilutive effects of stock options. The effect of 64,000 options in 2003 and 25,000 options in 2002 have not been included in diluted earnings (loss) per share as their effect would have been anti-dilutive.

Note 4. Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders' equity was not material as of and for the quarter ended June 30, 2003.

Note 5. Inventories

The major components of inventories were as follows:

        (In thousands of dollars)         June 30, 2003    December 31, 2002
        -------------------------         -------------    -----------------

Raw Materials                                    $2,274               $2,684
Finished Goods and Work in Process                8,418                8,109
                                          -------------    -----------------
                                                 10,692               10,793
Less:  LIFO Reserve                              (3,969)              (4,178)
                                          -------------    -----------------
     Total Inventories                           $6,723               $6,615
                                          =============    =================

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

The Company has entered into purchase commitments related to pulp and energy. These commitments are expected to be fulfilled with no adverse consequences material to the Company's operations or financial condition.


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


Results of Operations


Net Sales

Net sales for the for the second quarter were $18,636,000 compared to $19,570,000 for the same period last year, a decrease of $934,000 and 4.8%. The decrease in sales is the result of difficult business conditions in fine paper markets, resulting in pricing pressure. After two quarters, net sales were $38,305,000 compared to $37,820,000 for the same period last year. The increase in sales in the first six months of 2003 relative to 2002 is the result of relatively stronger shipment volume in the first quarter of 2003.

Gross Profit

Gross profit during the second quarter of 2003 was $643,000 and 3.5% of net sales compared to $2,348,000 and 12.0% of net sales during the second quarter of 2002. The most significant cause for the reduction in gross profit in 2003 relative to 2002 is increasing costs associated with pulp and natural gas. In response to increased costs, the Company increased pricing on certain specialty paper grades, but was not able to increase prices of fine paper grades because of difficult market conditions. As a result, the Company was not able to pass the entire cost increase through to its customers and saw gross profit decline in dollars and as a percentage of net sales in 2003 as compared to 2002.

After two quarters of 2003, gross profit was $649,000 and 1.7% of net sales compared to $4,422,000 and 11.7% of net sales for the same period of 2002. Rapid increases in the cost of natural gas and pulp during the first quarter of 2003 negatively impacted the Company's gross profits in 2003 as compared to the prior year. During the second quarter of 2003, the Company was able to increase pricing on certain specialty paper grades, but was not able to raise prices on fine paper products.


Selling & Administrative Expenses

During the second quarter of 2003, selling and administrative expenses were $1,380,000 compared to $1,544,000 during the same period last year, a decrease of $164,000 and 10.6%. After two quarters, selling and administrative expenses were $2,841,000 compared to $2,891,000 for the same period last year a decrease of $50,000 and 1.7%.

Other Income and Expense

Interest expense during the second quarter of 2003 was consistent with prior year costs at $112,000 compared to $100,000 during the second quarter of the prior year. After two quarters, interest expense was $209,000 in 2003 compared to $204,000 last year.

During the first two quarters of 2002, the Company recognized a gain on the sale of non-core assets of $1,131,000. The Company did not have a similar transaction in 2003.

Net Income

During the second quarter of 2003, the Company incurred a net loss of $557,000 compared to $482,000 of net income during the second quarter of 2002. The reduction in net income is attributable to the increased cost of pulp and natural gas combined with the Company's inability to increase prices on fine paper products. The Company was able to increase prices on certain specialty paper grades, however, such price increases were not sufficient to pass the entire cost increase through to customers. As a result, the Company experienced a reduction of net income.

After two quarters of 2003, the Company incurred a net loss of $1,578,000 compared to $1,653,000 of net income for the same period in 2002. The reduction in net income in 2003 as compared to 2002 is a result of increased costs for pulp and natural gas and the Company's inability to raise prices sufficiently to cover the increased costs. During the first two quarters of 2002, the Company realized a gain on sale of non-core assets of $1,131,000. The Company did not have a similar gain in 2003.

Capital Resources and Liquidity

At June 30, 2003 the Company had cash resources of $549,000 and an unused credit availability of $6,299,000 under the Company's revolving credit facility to fund on-going operations. During the first two quarters of 2003, the Company made scheduled debt payments of $285,000.

The Company's revolving credit facility contains certain covenants that require the Company, among other things, to maintain a specified fixed charge coverage ratio. As of June 30, 2003, the Company was not in compliance with the required fixed charge coverage ratio covenant but requested and received a waiver of that covenant. While the Company is attempting to reduce its costs and improve its gross profit in order to address this issue, there can be no assurance that the Company will be in compliance with the covenants contained in its revolving credit facility in the future. If the Company fails to comply with any of such covenants and is unable to obtain a waiver of such covenants in the future, then there could be a material adverse effect on the Company's liquidity.

Capital Expenditures

Capital expenditures during the second quarter of 2003 were $1,064,000 compared to $1,225,000 for the same period last year. After two quarters of 2003, capital expenditures were $1,405,000 as compared to $1,625,000 in 2002.

In 2002, the Company committed to purchase equipment to apply waxed coatings to certain specialty paper grades with an anticipated total cost of $2,822,000. As of June 30, 2003, the Company has invested $2,144,000 leaving a remaining balance of $678,000. The remaining cost associated with this investment includes the purchase of additional interchangeable components necessary to keep the equipment operating on a continuous basis in the future. The Company purchases these components on an as needed basis and anticipates completing the project in 2003.

At the end of the second quarter of 2003, the Company took delivery of laminating equipment designed to laminate foil and paper products. The total cost of the project is anticipated to be $1,340,000. As of June 30, 2003, the Company has invested $1,040,000 leaving an estimated balance of $300,000, which the Company expects to invest during the remainder of 2003. The Company anticipates financing a portion of the investment in this project through long term debt.

The Company anticipates that total capital expenditures in 2003 will not exceed $5,000,000.

Cash Flow

During the first two quarters of 2003, the Company used $1,725,000 in cash to support operating activities compared to generating cash flow from operations of $735,000 for the same period last year. The primary reason for the change in cash flow is the net loss for the first two quarters in 2003. The decline in profitability is a result of the increased costs related to paper manufacturing. During the first two quarters of 2003, the Company incurred significantly higher costs for pulp and natural gas when compared to the same period last year. Given the Company's current cash resources, the unused available line of credit at June 30, 2003 and the availability of long-term debt to fund a portion of the Company's investment in the laminating equipment, the Company believes that it has adequate liquidity to meet its future financial obligations.

Application of Critical Accounting Policies and Estimates

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes since such Annual Report was filed.

Off Balance Sheet Arrangements

As of June 30, 2003, the Company does not have any off balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 and extends to November 2004. An annual commitment fee of 1/4% is payable for unused amounts. The Company's interest rate floats, based on the lender's prime rate. As of June 30, 2003, the Company was paying interest at a 4.25% annual rate on amounts borrowed against this line.

A majority of the Company's debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $105,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 4. Controls and Procedures


Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15
(e) and 15d-15 (e) under the Securities and Exchange Act of 1934) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer concluded that the disclosure controls and procedures were effective, as of the end of the quarter ended June 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


The Company held its annual meeting of shareholders on Tuesday, May 13, 2003, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin. At such meeting, board nominees L. Harvey Buek, Robert A. Olah and William A. Raaths were elected for terms to expire at the 2006 annual meeting of shareholders and until their successors are duly elected and qualified, pursuant to the following votes: L. Harvey Buek - 1,480,659 voted "for", 465,054 withholding authority and 0 broker nonvotes; Robert A. Olah - 1,418,739 voted "for", 526,974 withholding authority and 0 broker nonvotes; William A. Raaths - 1,481,406 voted "for", 464,307 withholding authority and 0 broker nonvotes. Other members of the Board include Harold J. Bergman and John T. Paprocki, whose terms expire at the 2004 annual meeting, and Mark D. Burish and James L. Kemerling, whose terms expire at the 2005 annual meeting.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


     4. Third Amendment to Revolving Credit Facility and Security Agreement, dated August 13, 2003, by and between the Company and PNC Bank, National Association.

     10. Employment Agreement effective June 30, 2003 between the Company and Robert Spannuth.

     31.1 Certification of President and Chief Executive Officer, pursuant to
          Section 302 of the Sarbanes-Oxley Act.

     31.2 Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

     32. Written Statement of the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to 18 U.S.C. ss.1350.

(b)  Reports on Form 8-K:

     On April 22, 2003, the Company filed a Current Report on Form 8-K, dated April 21, 2003, reporting pursuant to Items 7 and 9 a press release announcing a first quarter loss.

     On April 23, 2003, the Company filed a Current Report on Form 8-K, dated April 23, 2003, reporting pursuant to Items 5 and 7 the appointment of Ronald E. Swanson as President and Chief Executive Officer of the Company, and the resignation of Robert A. Olah as the Company's President and Chief Executive Officer.

     On June 17, 2003, the Company filed a Current Report on Form 8-K, dated June 16, 2003, reporting pursuant to Items 5 and 7 the appointment of Harold Bergman as Chairman of the Board of Directors and Ronald Swanson as a member of the Board of Directors.

     On July 21, 2003, the Company filed a Current Report on Form 8-K, dated July 18, 2003, reporting pursuant to Items 7 and 9 a press release announcing a second quarter loss and the appointment of a new Vice President of Operations.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BADGER PAPER MILLS, INC.
                                                                    (Registrant)
                                                        /s/ Ronald E. Swanson
                                                   -----------------------------
DATE:  August 14, 2003                                     By: Ronald E. Swanson
                                           President and Chief Executive Officer
                                                   (Principal Executive Officer)

                                                        /s/ William H.Peters
                                                   -----------------------------
DATE:  August 14, 2003                                     By: William H. Peters
                                        Vice President, Chief Financial Officer,
                                                         Secretary and Treasurer
                                                   (Principal Financial Officer)

                      BADGER PAPER MILLS, INC. & Subsidiary

                                  EXHIBIT INDEX


Number            Description
-----             -----------

4. Third Amendment to Revolving Credit Facility and Security Agreement, dated August 13, 2003, by and between the Company and PNC Bank, National Association.

10. Employment Agreement effective June 30, 2003 between the Company and Robert Spannuth.

31.1 Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32. Written Statement of the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to 18 U.S.C. ss.1350.