Form 10-Q
period 2003-09-30
BADGER PAPER MILLS INC
filed 2003-11-14
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,036,191 as of September 30, 2003.

BADGER PAPER MILLS, INC. & SUBSIDIARY

INDEX

Page No.
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Interim Statements of Operations
Three Months and Nine Months Ended
September 30, 2003 and 2002	3
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	4
Consolidated Interim Statements of Cash Flow
Nine Months Ended September 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES

EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended September 30		For Nine Months Ended September 30
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net Sales	$18,499	$19,402	$56,804	$57,222
Cost of Sales	17,431	17,136	55,087	50,534

Gross Profit	1,068	2,266	1,717	6,688
Selling and Administrative Expenses	1,265	1,500	4,106	4,391

Operating Income (Loss)	(197)	766	(2,389)	2,297
Interest Expense	(115)	(105)	(324)	(309)
Interest Income	1	5	4	20
Gain on Sale of Non-Core Assets	--	--	--	1,131
Other Income, Net	7	11	14	43

Income (Loss) Before Income Taxes	(304)	677	(2,695)	3,182
Income Tax (Benefit) Expense	(103)	230	(916)	1,082

Net Income (Loss)	($ 201)	$447	($ 1,779)	$2,100

Net Earnings (Loss) Per Share - Basic	($ 0.10)	$0.22	($ 0.88)	$1.04
Average Shares Outstanding - Basic	2,034,187	2,027,004	2,032,292	2,025,457
Net Earnings (Loss) Per Share - Diluted	($ 0.10)	$0.21	($ 0.88)	$1.01
Average Shares Outstanding - Diluted	2,034,187	2,081,712	2,032,292	2,080,165

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Current Assets:
Cash & Cash Equivalents	$507	$1,102
Accounts Receivable - Net	6,139	5,080
Inventories	7,399	6,615
Refundable Income Taxes	300	469
Deferred Income Taxes	2,073	1,367
Prepaid Expenses and Other	601	599

Total Current Assets	17,019	15,232
PROPERTY, PLANT AND EQUIPMENT, NET	25,835	26,105
OTHER ASSETS	492	471

TOTAL ASSETS	$43,346	$41,808

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$736	$590
Accounts Payable	4,335	4,156
Accrued Liabilities	4,399	4,029

Total Current Liabilities	9,470	8,775
LONG-TERM DEBT	9,968	7,377
DEFERRED INCOME TAXES	2,471	2,471
OTHER LONG-TERM LIABILITIES	789	793
COMMITMENTS AND CONTINGENCIES		--
SHAREHOLDERS' EQUITY
Common Stock, No Par Value; 4,000,000 Shares Authorized
2,160,000 Shares Issued	2,700	2,700
Additional Paid-In Capital	56	59
Retained Earnings	19,332	21,112
Treasury Stock, At Cost, 123,809 and 131,415 Shares
in 2003 and 2002, Respectively	(1,440)	(1,479)

Total Shareholders' Equity	20,648	22,392

Total Liabilities and Shareholders' Equity	$43,346	$41,808

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
(Unaudited)

(Dollars in thousands)

	For Nine Months Ended September 30
	2003	2002
Cash Flow from Operating Activities:
Net Income (Loss)	($1,779)	$2,100
Adjustments to Reconcile to Net Cash
Provided By (Used in) Operating Activities:
Depreciation	1,890	1,830
Directors' Fees Paid in Stock	36	36
Gain on Sale of Non-Core Assets	--	(1,131)
Deferred Income Taxes	(706)	--
Changes in Assets and Liabilities:
Increase in Accounts Receivable, Net	(1,059)	(783)
Increase in Inventories	(784)	(958)
Increase in Accounts Payable	179	1,130
Increase in Accrued Liabilities	370	910
(Increase) Decrease in Income Taxes Refundable	169	(37)
(Increase) Decrease in Other	(28)	(90)

Net Cash (Used in) Provided by Operating Activities	(1,712)	3,007

Cash Flow From Investing Activities:
Additions to Property, Plant and Equipment, Net	(1,620)	(2,620)
Proceeds From Sale of Non-Core Assets	--	1,371

Net Cash (Used in) Provided by Investing Activities	(1,620)	(1,249)

Cash Flow from Financing Activities:
Increase to (Payments on) Long-Term Debt	2,737	(2,002)

Net Cash (Used in) Provided by Financing Activities	2,737	(2,002)

Net Decrease in Cash and Cash Equivalents	(595)	(244)
Cash and Cash Equivalents:
Beginning of Period	1,102	664

End of Period	$507	$420

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for the accounting policies that are pertinent to these statements.

Note 2.	Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month and nine-month periods ended September 30, 2003 and 2002.

Note	3. Earnings Per Share

Net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the quarter:

	2003	2002
Basic	2,034,187	2,027,004
Diluted	2,034,187	2,081,712

Basic earnings (loss) per share excludes any dilutive effects of stock options.  Diluted earnings (loss) per share includes the dilutive effects of stock options. The effect of options to purchase 64,000 common shares in 2003 and 25,000 common shares in 2002 have not been included in diluted earnings (loss) per share as their effect would have been anti-dilutive.

Note 4.	Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended September 30, 2003.

Note 5.	Inventories

The major components of inventories were as follows:

(In thousands of dollars)	September 30, 2003	December 31, 2002
Raw Materials	$3,150	$2,684
Finished Goods and Work in Process	8,218	8,109

	11,368	10,793
Less: LIFO Reserve	(3,969)	(4,178)

Total Inventories	$7,399	$6,615

Note 6.	Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined. Please refer to the more complete discussion of legal matters in the Company’s Form 10-K for the year ended December 31, 2002.

The Company has entered into purchase commitments related to pulp and energy. These commitments are expected to be fulfilled with no adverse consequences material to the Company’s operations or financial condition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This Form 10-Q may include one or more “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors, which may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp, the Company’s main raw material. The Company purchases all of its pulp needs on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally electricity and natural gas) that the Company needs in its manufacturing operations. Political uncertainty in the Mideast could result in higher energy costs. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes or acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s profitability may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

Results of Operations

Net Sales

Net sales in the third quarter of 2003 were $18,499,000 compared to $19,402,000 for the same period last year, a decrease of $903,000 or 4.7%. After three-quarters of 2003, net sales were $56,804,000 compared to $57,222,000 for the same period last year, a decrease of $418,000 or 0.7%. The reduction in net sales is the combined effect of lower shipment volume and pricing. Difficult market conditions in printing and writing grades have caused pricing pressure. As a result, the Company focused its sales mix in the third quarter of 2003 on higher priced grades and did not accept low priced orders for printing and writing grades. As a result, the Company saw a reduction in volume for these grades relative to the prior year.

Gross Profit

Gross profit in the third quarter of 2003 was $1,068,000 compared to $2,266,000 for the same period last year. The most significant reason for the reduction in gross profit is the increase in the costs of manufacturing. In spite of lower production volume, as measured in tons produced, the cost for natural gas increased in the third quarter of 2003 relative to the same period last year. The Company also incurred higher costs on a per ton basis for pulp in the third quarter of 2003 as compared to the same period last year.

Gross profit for the first three-quarters of 2003 was $1,717,000 compared to $6,688,000 for the same period last year. Gross margins were adversely effected by higher costs for natural gas and pulp in 2003 relative to 2002 combined with the Company’s inability to increase prices on certain products.

Selling & Administrative Expenses

During the third quarter of 2003 selling and administrative expenses were $1,265,000 compared to $1,500,000 for the same period last year, a reduction of $235,000 and 15.7%. After three-quarters of 2003, selling and administrative expenses were $4,106,000 compared to $4,391,000 last year, a reduction of $285,000 and 6.5%.

Other Income and Expense

Interest expense during the third quarter of 2003 was $115,000 compared to $105,000 for the third quarter of 2002. After three-quarters of 2003, interest expense was $324,000 as compared to $309,000 for the same period last year.

During the first three-quarters of 2002, the Company realized a gain on the sale of non-core assets of $1,131,000. The Company did not realize a similar gain during 2003.

Net Income

During the third quarter of 2003, the Company incurred a net loss of $201,000 compared to net income of $447,000 for the same period last year. The reduction in net income is the combined effect of higher costs and the inability to raise prices on certain fine paper grades. The most significant cost increases occurred in natural gas and the per ton cost for pulp.

After three-quarters of 2003, the Company incurred a net loss of $1,779,000 compared to net income of $2,100,000. During the first three-quarters of 2003, the Company incurred higher costs for natural gas and pulp and was unable to increase prices on fine paper grades. The Company was able to raise prices on certain specialty grades during the first three-quarters of 2003 but increased prices were not sufficient of cover the increases in costs. Further, during 2002, the Company realized a pre-tax gain on the sale of non-core assets of $1,131,000 ($747,000 after taxes). The Company did not have a similar gain in 2003.

Capital Resources and Liquidity

At September 30, 2003 the Company had cash resources of $507,000 and an unused credit availability of $6,018,000 under the Company’s revolving credit facility to fund on-going operations. During the first three-quarters of 2003, the Company made scheduled debt payments of $359,000.

The Company’s revolving credit facility contains certain covenants that require the Company, among other things, to maintain a specified level of earnings before interest, taxes, depreciation and amortization (EBITDA) as of September 30, 2003. The Company was not in compliance with the required EBITDA covenant as of September 30, 2003, but requested and received a waiver of that covenant. In connection with the waiver, the Company’s revolving credit facility was amended such that the Company’s interest rate on borrowings increased by 0.5% per annum (50 basis points) with respect to prime rate borrowings and by 0.25% per annum (25 basis points) with respect to LIBOR borrowings. The higher interest rate margins will continue in effect for as long as the Company’s fixed charge coverage ratio is less than a specified level. In addition, the Company is required to maintain $3,500,000 of unused credit availability under its revolving credit facility during the quarter ending December 31, 2003. Further, the term of the revolving credit facility and, as a result, the term during which a prepayment fee applies, has been extended for two additional years to November 2006.

While the Company is attempting to reduce its costs and improve its gross profit in order to address this issue, there can be no assurance that the Company will be in compliance with the covenants contained in its revolving credit facility in the future. If the Company fails to comply with any of such covenants and is unable to obtain a waiver of such covenants in the future, then there could be a material adverse effect on the Company’s liquidity.

Capital Expenditures

Capital Expenditures during the third quarter of 2003 were $215,000 compared to $995,000 for the same period last year. After three-quarters, capital expenditures were $1,620,000 compared to $2,620,000 after three-quarters in 2002.

In 2002, the Company committed to purchase equipment to apply wax coatings to certain specialty paper grades with an anticipated total cost of $2,822,000. As of September 30, 2003 the Company has invested $2,300,000 leaving a balance of $522,000. The remaining cost associated with this investment includes the purchase of additional interchangeable components necessary to operate the equipment on a continuous basis in the future. The Company purchases these components on an as needed basis and anticipates completing the project in 2004.

At the end of the second quarter of 2003, the Company took delivery of laminating equipment designed to laminate foil and paper products. The total cost of the project is anticipated to be $1,340,000. As of September 30, 2003, the Company has invested $1,183,000 leaving an estimated balance of $157,000, which the Company expects to invest during the remainder of 2003. The Company anticipates financing a portion of the investment in this project through long-term debt.

The Company anticipates that total capital expenditures in 2003 will not exceed $3,000,000.

Cash Flow

During the first three-quarters of 2003, the Company used $1,712,000 in cash to support operating activities compared to generating cash flow from operations of $3,007,000 for the same period last year. The primary reason for the change in cash flow in 2003 as compared to 2002 is the net loss for the first three-quarters of 2003. During the first three-quarters of 2003, the Company incurred higher costs for natural gas and pulp when compared to the same period last year. Given the Company’s current cash resources, the unused available line of credit at September 30, 2003 and the availability of long-term debt to fund a portion of the foil laminating equipment, the Company believes that it has adequate liquidity to meet its future financial obligations.

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

As of September 30, 2003, the Company does not have any off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 (subject to a $3,500,000 unused credit availability requirement during the quarter ending December 31, 2003) and extends to November 2006. An annual commitment fee of 1/4% is payable for unused amounts. The Company’s interest rate floats, based on the lender’s prime rate. As of September 30, 2003, the Company was paying interest at a 4.25% annual rate on amounts borrowed against this line. In connection with the waiver of the Company’s EBITDA covenant, the Company is paying interest at a 4.75% annual rate on amounts borrowed against this line. The Company has, but does not currently use, the option to fix its interest rate for specified periods at a rate based upon LIBOR.

A majority of the Company’s debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $107,000. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities and Exchange Act of 1934) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer concluded that the disclosure controls and procedures were effective, as of the end of the quarter ended September 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

4.	Fourth Amendment to the Revolving Credit Facility and Security Agreement dated November 14, 2003, by and between the Company and PNC Bank, National Association.

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.	Written Statement of the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to 18 U.S.C. §1350.

Reports on Form 8-K:

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

BADGER PAPER MILLS, INC. (Registrant)
DATE: November 14, 2003	/s/ Ronald E. Swanson By: Ronald E. Swanson President and Chief Executive Officer (Principal Executive Officer)
DATE: November 14, 2003	/s/ William H. Peters By: William H. Peters Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

BADGER PAPER MILLS, INC. & SUBSIDIARY

EXHIBIT INDEX

Number             Description

4.	Fourth Amendment to the Revolving Credit Facility and Security Agreement dated November 14, 2003, by and between the Company and PNC Bank, National Association.

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.	Written Statement of the President and Chief Executive Officer and Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to 18 U.S.C. §1350.