Form 10-K
period 2003-12-31
BADGER PAPER MILLS INC
filed 2004-03-29
CIK 9096

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File No. 0-795

BADGER PAPER MILLS, INC.
(Exact name of registrant as specified in its charter)

200 West Front Street	Wisconsin
P.O. Box 149	(State of incorporation)
Peshtigo, Wisconsin 54157-0149	39-0143840
(Address of principal executive office)	(I.R.S. Employer Identification Number)

Registrant ’s telephone number, including area code: (715) 582-4551

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Without Nominal or Par Value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes |X|     No ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)      Yes ___     No |X|

As of June 30, 2003 the aggregate market value of the common stock (based upon the closing sale price of the common stock as reported on the Nasdaq SmallCap Market) held by non-affiliates was approximately $11,142,533. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

As of December 31, 2003, 2,039,155 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is incorporated by reference into Part III of this Form 10-K to the extent indicated in Part III hereof.

Statement Regarding Forward-Looking Information

This Annual Report Form 10-K, each of Badger Paper Mills, Inc. ‘s (the “Company”) annual reports to shareholders, Forms 8-K and 10-Q, definitive proxy statements, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Annual Report on Form 10-K may include one or more “forward-looking statements” that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this Annual Report on Form 10-K, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date, but are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors, which may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Increased competition from domestic or foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp, the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During 2003, the market price for pulp increased. The Company anticipates that the market price for pulp will continue to increase into 2004.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the latter part of 2002 and early in 2003, energy prices rose significantly. The current market price of natural gas has stabilized at historically high levels. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s profitability may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

Five-Year Comparison of Selected Financial Data

	Year ended December 31,
	2003	2002	2001	2000	1999
Operations (dollars in thousands):
Net sales	$71,691	$73,772	$76,305	$76,137	$69,231
Cost of sales	70,472	65,943	66,463	73,451	62,478
Gross profit	1,219	7,829	9,842	2,686	6,753
Selling and administrative expenses	5,097	5,779	5,559	5,128	4,890
Loss on write-off of trade credits	--	--	--	440	--
Loss on disposal of property, plant and equipment	--	--	8	22	--
Operating income (loss)	(3,878)	2,050	4,283	(2,882)	1,863
Other income	24	51	237	175	617
Gain on sale of non-core assets	--	1,125	1,627	--	--
Interest expense	440	402	927	1,250	1,064
Income (loss) before income taxes *	(4,294)	2,824	5,220	(3,957)	1,416
Provision (benefit) for income taxes	(1,203)	925	1,374	(891)	279
Net income (loss) *	(3,091)	1,899	3,846	(3,066)	1,137
Common Stock:
Number of shareholders of record	307	337	380	392	434
Weighted average of shares outstanding	2,033,391	2,026,299	2,004,664	1,981,716	1,966,111
Net earnings (loss) per share basic	$(1.52)	$0.94	$1.92	$(1.55)	$0.58
Net earnings (loss) per share diluted	$(1.52)	$0.91	$1.89	$(1.55)	$0.58
Book value per share	$9.52	$11.05	$10.19	$8.32	$9.91
Financial Position (dollars in thousands):
Working capital	$5,132	$6,457	$6,717	$(9,950)	$8,259
Capital expenditures	730	3,165	1,439	2,265	2,815
Total assets	38,478	41,808	40,280	43,357	46,894
Long-term debt	10,637	7,377	9,794	1,310	15,705
Shareholders' equity	19,349	22,392	20,445	16,482	19,484

*	Includes the gain on the sale of non-core assets of $1,125,000 in 2002 and $1,627,000 in 2001.

PART I

Item 1. Business

        Badger Paper Mills, Inc. (“Badger” or the “Company”) has been producing paper and paper products in Wisconsin since it was incorporated under the laws of the State of Wisconsin in 1929.

        The Company has two operating facilities. In Peshtigo, Wisconsin and adjacent to the Company’s principal executive offices, the Company manufactures paper on two paper machines (a “Yankee” paper machine and a “Fourdrinier” paper machine). The Company also performs certain converting operations in Peshtigo. The Company’s physical facilities in Peshtigo are sometimes collectively referred to in this Annual Report as the “Peshtigo Facilities.”

        The Company also has production facilities in Oconto Falls, Wisconsin (approximately 30 miles from Peshtigo, Wisconsin), which consist of a Company-owned manufacturing facility and certain leased warehouse space. The Company’s owned and leased facilities in Oconto Falls are sometimes collectively referred to in this Annual Report as the “Oconto Falls Facilities.”

Products and Distribution

        At the Peshtigo Facilities, the Company manufactures paper on its Yankee paper machine and it’s Fourdrinier paper machine, and converts paper in accordance with customer specifications. Converting operations include punching, sheeting, trimming, sealing, perforating, rewinding, waxing and drilling of paper for uses in several applications.

        Products produced on the Yankee paper machine include converted printed and unprinted waxed papers for quick service restaurants, grades used in laminating applications, colored papers, specialty-coated papers and papers used in applications where twisting is required to seal product. The Company’s sales personnel and commissioned brokers sell these products to manufacturers and converters.

        The Fourdrinier paper machine produces fine paper grades utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. Papers produced on the Fourdrinier paper machine are used in several applications including business papers, printing, high quality writing papers, book publishing stock, reply card, watermarked, industrial and consumer papers that require water-oil-grease resistant attributes, copier papers and specialty papers. The Company offers a wide range of colored papers and specializes in color matching. A portion of the products produced by the Company are sold under certain trademarks and trade names, including Ta-Non-Ka®, Copyrite®, ENVIROGRAPHIC®, Northern Brights®, Artopaque®, Marks of Distinction® and DuraEdge®. Other products are sold through paper merchants, brokers and value-added converters who, in turn, sell to other value-adding entities or direct to the consumer.

        The Company’s two paper machines produce papers that have different features. Paper produced on the Yankee paper machine has a very smooth surface on one side of the paper, which is referred to as machine glazed (“MG”). The smooth finish on MG paper allows the paper to work well in certain coating and printing applications.

        Paper produced on the Fourdrinier paper machine does not have a glazed finish, rather it is machine finished (“MF”). MF paper works well in a broad range of applications including publishing, writing paper and certain printing applications.

        Products produced at the Oconto Falls manufacturing facility complement the Company’s overall product offerings by adding value to certain paper grades through printing and converting of paper and plastic substrates. At this facility, the Company produces a variety of printed products on paper and plastic substrates and manufactures polyethylene bags.

        Badger sells its products produced at each facility to a wide range of converting companies throughout the United States. These sales are conducted through the Company’s sales personnel. The largest concentration of the Company’s customers can be found in the Midwestern states including Wisconsin, Illinois, Michigan and Ohio. However, as a result of expanded national sales efforts, the Company has made significant progress toward expanding its customer base into other regions of the United States.

        The Company’s foreign net sales are immaterial to its operations.

Competition

        Badger’s products are sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger’s paper production represents less than 1% of the production capacity in the United States for these products. Competition for all grades of paper manufactured by the Company includes International Paper Company, Georgia-Pacific Corporation, Domtar, Inc., Wausau-Mosinee Paper Corporation and smaller, non-integrated paper companies. Many of the Company’s larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger.

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

        Badger has at least two sources of supply for major items. Shortages of pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger’s ability to manufacture its products, and could adversely affect product mix. Although Badger does not anticipate shortages of raw materials, it is anticipated that there will be near-term increases in pulp prices and the cost of polyethylene.

Energy

        Badger is a large consumer of energy, including electricity and natural gas. In 2003, 9.7% of Badger’s cost of sales represented energy costs compared to 7.8% of Badger’s cost of sales in 2002. Badger purchases electricity from local public utilities, and it purchases natural gas from various sources in the United States and Canada. Two dual-fueled boilers capable of burning natural gas or fuel oil and one natural gas boiler supply the Peshtigo Facilities’ heating and manufacturing requirements. During 2002, the Company removed its fuel oil storage tanks at its Peshtigo Facilities. As a result, the Company will not have the flexibility to switch between natural gas and fuel oil as a source of fuel.

        Although Badger experienced temporary interruptions of electrical service in the summer of 2002 due to regional shortages of electricity during peak demand periods, the Company believes that current sources of electricity and natural gas are adequate to meet its needs. Such interruptions caused the Company to temporarily stop the manufacture of paper. There is no damage to equipment during these temporary power interruptions. Badger could experience similar interruptions in the future.

        The market price for natural gas stabilized at historically high levels during the second half of 2003. In order to reduce the risk of fluctuating market prices for natural gas, the Company has purchased a significant portion of its natural gas requirements for the first half of 2004 at a fixed price.

Patents

        The Company possesses certain patents and licenses used in connection with its business, none of which individually, or in the aggregate, are material.

Research and Development

        The Company maintains a dedicated technical staff of employees charged with the responsibility of researching and developing new products. The Company also relies on outside consultants from time to time for special research and development projects. The Company’s technical staff also refines and improves existing products in response to customer requirements and market demands. The Company spent $673,000 in 2003, $769,000 in 2002 and $469,000 in 2001 on product research and development activities.

        A significant percentage of the Company’s research and development costs are spent working on concepts and designs for new and/or improved paper products for customers. Since many of the Company’s customers for paper products are converters, these customers need trial production runs of paper products to evaluate how the Company’s new or modified paper products perform in actual use on the customers’ paper converting machinery and equipment. If such trial production runs are unsuccessful, the Company charges the associated costs to research and development. If such trial production runs are successful, the Company sells the product to the customers. Revenues from successful trial production runs are included in sales and the associated costs are accounted for in cost of sales.

Backlog

        As of December 31, 2003, the value of the Company’s order backlog was approximately $2,221,000 as compared to $1,270,000 and $2,837,000 at December 31, 2002 and 2001, respectively.

Customers

        In 2003, 2002 and 2001, no customer represented over 10% of Badger’s net sales.

Environmental Matters

        In 2000, the Company received final regulatory approval from the Wisconsin Department of Natural Resources (“WDNR”) of its Title V air operating permit for its Peshtigo Facilities. The permit does not require the Company to install new or additional pollution control equipment, and as such, the Company is responsible for the costs associated with routine monitoring, record keeping and reporting requirements. These costs are minimal.

        Prior to January 30, 2002, effluent flow from Badger’s Peshtigo Facilities was directed into a joint municipal wastewater treatment plant, which Badger operated under contract with the City of Peshtigo, Wisconsin. Effective January 30, 2002, Badger sold this wastewater treatment plant to the City of Peshtigo for approximately $1,250,000; however, Badger continues to operate this wastewater treatment plant under contract with the City of Peshtigo. Management believes that this wastewater treatment plant continues to meet or exceed all currently applicable environmental requirements and that Badger’s use of the treatment plant is in compliance with all regulatory requirements. In 2000, Badger renewed its wastewater discharge permit for this wastewater treatment plant.

        In January 2000, the WDNR approved a final closure report filed by the Company with respect to its former Harbor Road Landfill. The WDNR will continue to review the effectiveness of this closure. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. Based on the Company’s consultant’s report (dated April 1999), the Company estimated that the potential future cost of such future environmental remedial efforts (assuming that the WDNR determines that the closure was ineffective) was approximately $300,000. The Company has not subsequently updated this consultant’s report. Management believes that the Company is in compliance with all WDNR Net Worth Financial Responsibility Tests as of December 31, 2003.

        Soil contamination was identified at the Company’s French Street location in Peshtigo during the removal of four above ground storage tanks. The Company performed site investigation work and in October 2003, requested that the case be transferred from the WDNR to the Wisconsin Department of Commerce (“Commerce”) for case closure with a soil Geographic Information System Registry and a Wisconsin Administrative Code Chapter NR 140 Preventative Action Limit exemption. Commerce requested additional information in February 2004. The requested documents and information were provided to Commerce. As of the filing of this Annual Report on Form 10-K, the Company has not received a response regarding closure from Commerce. It is not possible to determine the costs, if any, that may be incurred in completing any additional investigation or required remediation.

        The Company’s Peshtigo Facilities are located near the Lower Fox River/Green Bay Area of Concern (“AOC”). Pursuant to the Great Lakes Water Quality Agreement, 43 AOC’s have been identified and re-located throughout the Great Lakes Basin. The Company has not been identified by WDNR or the United States Environmental Protection Agency (“EPA”) as responsible for the environmental problems within the Lower Fox/Green Bay AOC.

        The Company does not anticipate any material capital expenditures for pollution control equipment during the next two fiscal years.

        The Company holds an air-operating permit by the WDNR for its Oconto Falls Facilities. The permit expires on January 29, 2006. The permit limits emissions so that the facility is considered a “synthetic minor” under the EPA’s Title V air permit program. The permit authorizes the operation of the flexographic printing process at the Oconto Falls Facilities.

        Badger believes it has in force all of the necessary environmental permits from Federal, state and local authorities to continue production of current business activities. The Company began production on new foil laminating equipment in late 2003, which requires a permit for additional volatile organic compounds emissions. The Company is currently operating its laminating equipment under the construction permit it received in 2003. The construction permit will expire in January 2005.

Employees

        As of December 31, 2003, the Company had 292 employees, including 183 employees at the Peshtigo Facilities covered by three-year collective bargaining agreements running through May 2005. The Company has begun a process to redesign workflow in order to reduce the number employees necessary to produce its products. Teams comprised of management and union employees are working to redesign workflow with the objective of improving efficiency and quality. Another result will be fewer employees required to meet manufacturing requirements. It is anticipated that workforce reductions will begin during the second quarter of 2004.

Available Information

        The Company maintains a website with the address www.badgerpaper.com. Additional information regarding the Company can be found on this website. The Company is not including the information contained in the Company’s website as a part of, or incorporating it by reference into, this Form 10-K.

Item 2. Properties*

	Properties
Location	Owned or Leased	Approximate Floor Area in Square Feet	Principal Uses
Peshtigo, WI	Owned (1)	3,750	Principal executive offices
Peshtigo, WI	Owned (1)	88,500	Manufacture and Converting of Paper
Oconto Falls, WI	Owned	40,000	Printing and Converting
Oconto Falls, WI	Leased (2)	20,300	Warehouse space

(1)	As a result of the November 2001 refinancing of its revolving and long-term debt, two of the Company’s lenders hold mortgages on the Peshtigo Facilities.

(2)	The lease for the warehouse space is a five-year lease (triple net lease basis) which commenced on October 1, 2000. The current base rent is approximately $54,000 per year, increasing incrementally to $56,000 per year in the final year of the lease.

*	The Company leases equipment. Information related to these leases can be found in Note L to the Company’s 2003 audited financial statements.

Item 3. Legal Proceedings

        The Company does not have any material legal proceedings pending, and does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified under the “Environmental Matters” caption in Item 1 of Part I of this Annual Report on Form 10-K).

Item 4. Submission of Matters to a Vote of Shareholders

        No matters were submitted to a vote of the Company’s shareholders in the fourth quarter of 2003.

Executive Officers of the Registrant

        The following table sets forth certain information as of December 31, 2003 concerning the Company’s executive officers.

Name	Age	Office	Period Served In This Office
Ronald E. Swanson	54	President and Chief Executive Officer	2003 - Present
of the Company, Director
		Senior Vice President - SENA Magazine Papers	2000-2002
Stora Enso North America
		Senior Vice President	1997-2000
Consolidated Papers, Inc.

Name	Age	Office	Period Served In This Office
William H. Peters	45	Vice President, Chief Financial Officer, Secretary,
		and Treasurer	2001-Present
		of the Company
		Executive Vice President and Treasurer,
		North Shore Capital	1996-2001
		(small market venture capital firm)
J. Glenn Davis	46	Vice President-Sales and Marketing
		of the Company	2002-Present
		Business Manager,
		International Papers (specialty papers)	2000-2001
		President,
		JND Company, Inc. (food processing)	1998-2000
		Director, Specialty Products
		Appleton Papers (carbonless papers)	1998
Robert J. Spannuth	56	Vice President, Operations	2003-Present
		of the Company
		Director - Source & Support	2001-2002
		Mead Westvaco
		Vice President & Mill Manager	1999-2001
		Fraser Papers

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

PART II

Item 5. Market For the Registrant’s Common Stock and Related Shareholder Matters

        The Company’s Common Stock trades on the Nasdaq SmallCap Market under the symbol “BPMI.” As of December 31, 2003, the Company had 307 shareholders of record. Information about the trading prices for shares of the Company’s Common Stock and dividends on the Common Stock is included in this Annual Report on Form 10-K under the caption “Stock Price and Dividend Information.” Information about equity compensation plans is included in this Annual Report on Form 10-K under Item 12.

Item 6. Selected Financial Data

        Selected Company financial data is presented in this Annual Report on Form 10-K under the caption “Five-Year Comparison of Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Executive Overview

        The Company saw a decline in net sales during 2003 as a result of decreased shipment volume. Reduced shipment volume can be attributed to declining market demand for certain products manufactured by the Company. The Company also realized increases in costs for pulp and natural gas in 2003 as compared to 2002.

        The combination of reduced shipment volume and higher manufacturing costs resulted in a decrease in gross profit. In 2003, gross profit was $1,219,000 and 1.7% of net sales, compared to $7,829,000 and 10.6% in 2002. As a result of lower gross profit, the Company generated a net loss for 2003 of $3,091,000 as compared to net earnings of $1,899,000 in the previous year. The results for 2002 include a pretax gain of $1,125,000 (after tax gain of $747,000) from the sale of non-core assets. The Company did not have a similar gain in 2003.

        The increases in the cost of pulp and natural gas are driven by market conditions outside of the Company’s control. In order to reduce internal costs, the Company has begun a process to redesign workflow. Teams comprised of management and union employees are redesigning workflow with the objective of improving efficiency and quality. Another result will be fewer employees required to meet manufacturing requirements. The teams began meeting in the first quarter of 2004. It is anticipated that workforce reductions will begin during the second quarter of 2004.

2003 versus 2002

Net Sales

        Net sales in 2003 were $71,691,000 compared to $73,772,000 in 2002, a decrease of $2,081,000 and 2.8%. The reduction in net sales can be attributed to decreased shipment volume of paper products combined with increased sales of printed products. The shipment volume of paper products in 2003 as compared to 2002 declined by 5.3% while the average price for paper products increased 0.8%. The Company realized an increase in the sales of printed and converted products of $1,487,000 in 2003 as compared to 2002.

        The decrease in shipment volume in 2003 as compared to 2002 can be directly related to the Company’s decline in sales of fine paper products. Net sales in 2003 of fine paper products declined 19.6% when measured in sales dollars, and declined 22.0% when measured in tons shipped when compared to 2002. The reduction in fine paper volume resulted in increased downtime on the Fourdrinier paper machine in 2003 as compared to 2002. The decline in fine paper business can be attributed to difficult market conditions resulting in lower pricing in the market.

Cost of Sales

        Cost of sales in 2003 was $70,472,000 and 98.3% of net sales compared to $65,943,000 and 89.4% of net sales in 2002. During 2003 the market price for pulp increased resulting in higher pulp costs for the Company. The Company also incurred significantly higher costs for natural gas in 2003 as compared to 2002. The increases in the cost of pulp and natural gas combined with the inability to increase prices due to difficult market conditions resulted in higher cost of sales when measured as a percentage of sales.

        The Company’s overall cost for pulp increased $594,000 and 2.7% in 2003 as compared to 2002 on 6.7% lower production volume. The disproportionate increase in pulp costs is a result of higher market prices for pulp.

        The Company anticipates that the market price of pulp will continue to increase into 2004. The Company has entered into contracts with pulp suppliers to purchase a portion of its pulp requirements at a fixed price. The Company anticipates that approximately half of its pulp requirements in 2004 will be purchased under these agreements.

        During the first quarter of 2003, the market price for natural gas increased significantly. The market price for natural gas stabilized at historically high levels during the second half of 2003. Because of the increases in the market price of natural gas, the Company’s cost for natural gas in 2003 increased $1,649,000 and 57.3% from 2002. In order to reduce the risk of fluctuating market prices for natural gas, the Company has purchased a significant portion of its natural gas requirements for the first half of 2004 at a fixed price.

Gross Profit

        Gross profit in 2003 was $1,219,000 and 1.7% of net sales compared to $7,829,000 and 10.6% of net sales in 2002. The decrease in gross profit is the result of higher costs for pulp and natural gas combined with the Company’s inability to increase pricing on fine paper products due to difficult market conditions.

Selling &Administrative Expense

        Selling and administrative expenses in 2003 were $5,097,000 and 7.1% of net sales compared to $5,779,000 and 7.8% in 2002. The reduction in selling and administrative expenses is the result of lower employment related costs and reduced spending on outside professional services.

Income Tax

        In 2003, the Company had an income tax benefit of $1,203,000 and 28% of the loss before income taxes compared to income tax expense of $925,000 and 32.8% of income before taxes in 2002. The differences between statutory rates and the Company’s effective rate are a largely the result of increases in the valuation allowance.

Other Income & Expense

        During 2003 other income and expense was a $416,000 expense compared to a $774,000 net income in 2002. In 2002, the Company recognized a gain on the sale of a wastewater treatment facility of $1,125,000. The Company did not have a similar gain in 2003.

2002 versus 2001

Net Sales

        Net sales in 2002 were $73,772,000 compared to $76,305,000 in 2001, a decrease of $2,533,000 and 3.3%. The reduction in net sales can be attributed to volume and pricing. The sale of paper in 2002 as compared to 2001 increased by 4.5% while average pricing decreased by 3.7%. The Company also realized a decrease of $3,050,000 in the shipment of printed products in 2002 versus 2001.

        Net sales volume as measured in weight increased on each paper machine, while total average pricing decreased. The decrease in average pricing was driven entirely by pricing on machine finished (MF) paper grades. The average selling price of machine glazed (MG) products increased an average of 1.7%. The increase in the average price of MG products is a result of shifting the product offering to specialty markets.

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

        During 2002, production activity on the Company’s two paper machines increased 4.2% compared to 2001. Total cost for pulp in 2002 increased 5.1% when compared to 2001. The disproportionate increase in pulp cost when compared to production activity is the combined effect of the average cost for fiber and the utilization efficiency.

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

Selling &Administrative Expense

        In 2002, selling and administrative expenses were $5,779,000 and 7.8% of net sales compared to $5,559,000 and 7.3% in 2001. The increase in selling and administrative expenses is a result of cost associated with additional resources necessary to develop and market products for specialty markets that are consistent with the Company’s strategy to move from commodity grades to specialty paper markets. During 2002, the Company incurred $252,000 associated with management restructuring costs. Had the Company not incurred management restructuring costs, selling and administrative expenses would have been $5,527,000 in 2002 compared to $5,559,000 the previous year.

Income Tax

        Income taxes in 2002 were $925,000 and 32.8% of income before taxes and reflect the statutory tax rates.

        Income taxes in 2001 were $1,374,000 and 26.3% of income before taxes. The difference between statutory tax rates and the Company’s effective tax rate is the realization of the benefits related to the Federal net operating loss carryforward utilized in 2001.

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

Liquidity and Capital Resources

Capital Expenditures

        Capital expenditures in 2003 were $1,880,000 ($1,150,000 of which were financed through a capital lease) compared to $3,165,000 in 2002. The largest project in 2003 was the purchase of foil laminating equipment. The total cost of the project was $1,257,000. In 2002, the Company purchased waxer / winder equipment with a total estimated cost of $2,822,000. As of December 31, 2003, the Company had invested $2,319,000 into this equipment. The Company will continue to purchase interchangeable components as necessary to keep the equipment operating on a continuous basis.

The Company anticipates that total capital expenditures in 2004 will not exceed $2,000,000.

Capital Resources

        In November 2001, the Company obtained a revolving credit agreement with a commercial bank providing for asset-based financing which was scheduled to expire in November 2004. In November 2003, the Company received a two-year extension of the revolving credit agreement. The financing is now scheduled to expire in November 2006. The line of credit provides for maximum borrowings of $15,000,000, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The line of credit bears interest at a variable rate based on alternative interest rate bases at the Company’s option (4.50% at December 31, 2003). A facility fee of 0.25% is payable for unused amounts. The line of credit is collateralized by accounts receivable and inventory.

        As of December 31, 2003, the Company’s capital resources included $656,000 in cash and the Company’s $15,000,000 revolving credit facility. Borrowings under this facility totaled $2,756,000 as of December 31, 2003. Based on the balances in inventory and accounts receivable, the Company had $4,555,000 of availability under the revolving credit facility at December 31, 2004.

        At December 31, 2003, the revolving line of credit required, among other items, the Company to maintain $3,500,000 in unused availability and a minimum tangible net worth. Capital expenditures are limited to $3,000,000 in 2003 and each subsequent year while the revolving line of credit is in effect.

        The Company obtained a variable rate term loan in November 2001. The agreement provides for monthly payments of principal and interest, with interest at prime plus 0.25%. Borrowings are collateralized by certain property, plant and equipment.

        The Urban Development Action Grant debt, including additional funding obtained in November 2001, is due in monthly installments of $17,931, including interest at 5.0%, through maturity in November 2011. This loan is collateralized by certain property.

        The Company obtained a variable rate loan in September 2002 to finance capital expenditures. This agreement provides for up to $2,000,000 in borrowings and was due in January 2004. In May 2003, the Company refinanced this loan with variable rate term debt. The long-term debt agreement provides for monthly payments of $17,336, including interest at 4.25% through maturity in November 2015.

        During 2003, the Company violated the fixed charge coverage ratio covenant contained in the credit facility and the debt service coverage ratio included in the Company’s long-term debt agreement. As of December 31, 2003, the Company has obtained waivers for these violations. The Company has also received waiver for the possible violation of the fixed charge coverage ratio and the minimum tangible net worth covenants contained in its credit facility for the first quarter of 2004. The Company believes that cash provided by operations and its revolving credit facility are sufficient to meet its current and anticipated working capital needs as well as to fund its planned capital expenditures.

        In November 2003, the Company entered into a lease purchase agreement for $1,150,000 to finance the purchase of certain converting equipment. The monthly lease payments are $14,913, including interest at an effective rate of 5.9% with a purchase option in December 2010.

Cash Flows

        Net cash required to support operations in 2003 was $2,110,000 compared to cash generated by operations of $4,306,000 in 2002. The reduction of cash flow during 2003 relative to 2002 is the result of reduced profitability and reductions in accounts payable and accrued liabilities.

        Net cash used in investing activities in 2003 was $730,000 compared to $1,627,000 in 2002. During 2002, the Company realized proceeds from the sale of non-core assets of $1,374,000, which it used to pay down debt. The Company did not have a similar gain in 2003. The Company invested $730,000 in fixed assets in 2003 compared to $3,165,000 in 2002.

        Cash flow generated from financing activities in 2003 was $2,394,000 compared to using $2,241,000 for financing activities in 2002. The increase in cash provided by financing activities is the combined result of reduced cash flow from operations and investments in property, plant and equipment.

        In November of 2003 the Company borrowed $1,150,000 under the terms of a lease purchase agreement to finance the purchase of foil laminating equipment.

        During the first quarter of 2002, the Company sold its wastewater treatment facility. Proceeds from the sale were used to reduce the outstanding advances under its revolving credit facility.

        The Company believes that its cash flow from operations, together with available borrowings, will be sufficient to allow the Company to meet its obligations in 2004.

Contractual Obligations

        The following table of certain material contractual obligations at December 31, 2003 summarizes the effect that these obligations are expected to have on the Company’s cash flow in future periods set forth below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$10,395,000	$ 727,000	$5,074,000	$2,210,000	$2,384,000
Capital Lease Obligations	1,116,000	147,000	470,000	499,000	--
Operating Leases	1,221,000	571,000	568,000	82,000	--
Purchase Obligations	17,082,000	14,052,000	3,030,000	--	--
Other Long-Term Liabilities	--	--	--	--	--

Total	$29,814,000	$15,497,000	$9,142,000	$2,791,000	$2,384,000

Application of Critical Accounting Policies and Estimates

        The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. Management believes the accounting policies described below meet these characteristics.

Revenue Recognition

        Revenue is recognized when goods are shipped. Terms of sale are generally free on board destination. Estimated rates of return are fairly consistent and the Company has recorded a reserve to account for such anticipated returns.

Research and Product Development Costs

        The Company’s strategy is to expand its product offering into specialty and niche markets. The costs associated with the development of new products are expensed when incurred. To the extent that new product trials are successful, customers will pay for the product and the products will be included in sales for the period.

Bad Debt

Each accounting period, the Company determines an amount to be set aside to cover potentially uncollectible accounts. The Company’s determination is based upon an evaluation of accounts receivable for risk associated with a client’s ability to make payments. These determinations require considerable judgment in assessing the ultimate potential for realization of these receivables, including reviewing the financial stability of the customer and gauging current market conditions. If the Company’s evaluation of a client’s ability to pay is incorrect, future charges may be incurred.

Benefit Accruals

        Each accounting period, the Company estimates the amount to be accrued for medical costs incurred but not yet reported under its self-funded employee medical insurance plans. The Company’s determination is based on an evaluation of past rates of claim payouts and trends in the amount of payouts. This determination requires significant judgment and is dependent upon the likelihood that past trends are representative of future payment patterns. A significant shift in usage and payment patterns within the Company’s medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest on its debt. The revolving credit facility provides for borrowings up to $15,000,000 (subject to a collateral formula) and extends to November 2006. An annual commitment fee of 0.25% is payable for unused amounts. The Company’s interest rate floats, based on the lender’s prime rate. As of December 31, 2003, the Company was paying 4.5% annual rate on amounts borrowed against this revolving credit facility.

        A majority of the Company’s debt is at variable interest rates, and a hypothetical 1.0% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $115,000.

        The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP
Appleton, Wisconsin
February 2, 2004 (except for Note F, as to which the date is March 1, 2004)

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
December 31
(dollars in thousands)

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$656	$1,102
Accounts receivable, net	4,991	5,080
Inventories	5,896	6,615
Refundable income taxes	414	469
Deferred income taxes	--	1,367
Prepaid expenses and other	539	599

Total current assets	12,496	15,232
PROPERTY, PLANT AND EQUIPMENT, NET	25,510	26,105
OTHER ASSETS	472	471

Total assets	$38,478	$41,808

LIABILITIES
CURRENT LIABILITIES
Current portion of long-term debt	$874	$590
Accounts payable	2,608	4,156
Accrued liabilities	3,882	4,029

Total current liabilities	7,364	8,775
LONG-TERM DEBT	10,637	7,377
DEFERRED INCOME TAXES	340	2,471
OTHER LONG-TERM LIABILITIES	788	793
COMMITMENTS AND CONTINGENCIES	--	--
SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized
2,160,000 shares issued	2,700	2,700
Additional paid-in capital	49	59
Retained earnings	18,021	21,112
Treasury stock, at cost, 120,845 and 129,815
shares in 2003 and 2002	(1,421)	(1,479)

Total shareholders' equity	19,349	22,392

Total liabilities and shareholders' equity	$38,478	$41,808

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,
(dollars in thousands, except for per share data)

	2003	2002	2001
Net sales	$71,691	$73,772	$76,305
Cost of sales	70,472	65,943	66,463

Gross profit	1,219	7,829	9,842
Selling, general and administrative expenses	5,097	5,779	5,559

Operating income (loss)	(3,878)	2,050	4,283
Other income (expense)
Interest and dividend income	6	23	77
Interest expense	(440)	(402)	(927)
Gain on sale of non-core assets	--	1,125	1,627
Miscellaneous, net	18	28	160

	(416)	774	937

Income (loss) before income taxes	(4,294)	2,824	5,220
Provision (benefit) for income taxes	(1,203)	925	1,374

Net income (loss)	$(3,091)	$1,899	$3,846

Net income (loss) per share - basic	$(1.52)	$0.94	$1.92

Net income (loss) per share - diluted	$(1.52)	$0.91	$1.89

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31,
(dollars in thousands)

	2003	2002	2001
Common Stock
Balance, December 31	$2,700	$2,700	$2,700

Additional paid-in capital
Balance, January 1	59	54	170
Treasury stock issued	(10)	5	(116)

Balance, December 31	49	59	54

Retained earnings
Balance, January 1	21,112	19,213	15,367
Net income (loss)	(3,091)	1,899	3,846

Balance, December 31	18,021	21,112	19,213

Treasury stock
Balance, January 1	(1,479)	(1,522)	(1,755)
Shares issued (8,970, 6,600 and 35,168 shares in 2003,
2002 and 2001, respectively)	58	43	233

Balance, December 31	(1,421)	(1,479)	(1,522)

Shareholders' equity
Balance, December 31	$19,349	$22,392	$20,445

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,091)	$1,899	$3,846
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation	2,475	2,442	3,355
Directors' fees paid in shares	48	48	117
Deferred income taxes	(764)	415	689
Gain on sale of non-core assets	--	(1,125)	(1,627)
Other	--	--	8
Changes in operating assets and liabilities:
Accounts receivable, net	89	1,027	501
Inventories	719	(1,632)	1,536
Accounts payable and accrued liabilities	(1,695)	1,472	(3,103)
Income taxes refundable (payable)	55	(699)	530
Other	54	459	(112)

Net cash (used in) provided by operating activities	(2,110)	4,306	5,740
Cash flows from investing activities:
Additions to property, plant and equipment	(730)	(3,165)	(1,439)
Proceeds from sale of non-core assets	--	1,374	1,761
Net maturities (purchases) of certificates of deposit	--	64	(64)

Net cash provided by (used in) investing activities	(730)	(1,627)	258
Cash flows from financing activities:
Increase (decrease) in revolving credit agreement	2,737	(4,927)	(6,554)
Proceeds from long-term debt	325	3,211	4,114
Payments on long-term debt	(668)	(525)	(3,874)

Net cash provided by (used in) financing activities	2,394	(2,241)	(6,314)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(446)	438	(316)
Cash and cash equivalents:
Beginning of year	1,102	664	980

End of year	$656	$1,102	$664

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF ACCOUNTING POLICIES

        Badger Paper Mills, Inc. (“the Company”) manufactures paper and paper products and provides printing and converting services to customers throughout North America, with concentrations in the Midwestern States of Wisconsin, Illinois, Michigan and Ohio. The Company’s wholly owned subsidiary, Peshtigo Power, LLC (“Peshtigo”) produces steam for the Company.

        A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1. Consolidation Principles

The consolidated financial statements include the accounts of Badger Paper Mills, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Operating Segments

The Company previously operated in the paper products segment and flexible packaging segment. During the third quarter of 2002, the Company reorganized its operations into a single business segment. Financial statements have been revised for the change in reportable segments.

3. Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located throughout North America. No single customer accounted for more than 10% of sales in 2003, 2002 or 2001. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

4. Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments. For long-term debt, the carrying amount approximates fair value based on comparison with current rates offered to the Company for debt with similar remaining maturities.

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

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF ACCOUNTING POLICIES — Continued

6. Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

7. Receivables

Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts. Credit is extended based on prior experience with the customer and evaluation of the customer’s current financial condition. Accounts receivable are generally due within 30 to 45 days. The Company estimates an allowance based on actual payment history of each individual customer, adverse situations that may affect the customer’s ability to pay and prevailing economic conditions. Consequently, an adverse change in the financial condition of a particular customer could affect the Company’s estimate of its allowance. Accounts past due more than 120 days are generally written off, with subsequent payments on previously written off accounts credited to miscellaneous income.

8. Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (“LIFO”) basis.

9. Property Held for Resale

Property held for resale at December 31, 2001 consisted of a sewage treatment plant. On January 2, 2002, the Company sold this plant to the City of Peshtigo for cash proceeds of $1,125,000.

10. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Spare parts are stated at cost, subject to net realizable value. If the parts are utilized in a project that either extends the lives or increases the capacity of the equipment, they are capitalized. If the parts are utilized in ordinary repairs or maintenance, they are charged to operating expense. Depreciation of plant and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Land improvements useful lives are 15 years. Buildings useful lives range from 30 to 33 years and machinery and equipment from 3 to 17 years. Leased property under the capital lease is amortized over the life of the respective asset. Accelerated depreciation is used for income tax purposes.

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

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF ACCOUNTING POLICIES – Continued

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

13. Stock Options

The Company uses the intrinsic value method to account for its stock options. Therefore, if the exercise price of the stock options is equal to or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses the impact if the shares were accounted for under the fair value method (see Note K).

        The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value method to stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(3,091)	$1,899	$3,846
Deduct: stock based compensation expense
determined under the fair value method, net
of tax effects	(62)	(127)	(89)
Add: forfeiture of prior year stock based
compensation determined under the fair
value method, net of tax effects	205	--	--

Pro forma net income (loss)	$(2,948)	$1,772	$3,757

Earnings per share:
Basic - as reported	$(1.52)	$.94	$1.92
Basic - pro forma	(1.45)	.88	1.87
Diluted - as reported	$(1.52)	$.91	$1.89
Diluted - pro forma	(1.45)	.85	1.84

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE A — SUMMARY OF ACCOUNTING POLICIES – Continued

14. Revenue Recognition

Revenue is recognized when goods are shipped. Estimated rates of return are fairly consistent and the Company has recorded a reserve to account for such anticipated returns.

15. Shipping and Handling Costs

The Company records shipping and handling costs in cost of sales on the statement of operations. Shipping and handling costs amounted to $4,751,000, $5,133,000 and $4,562,000 for the years ended December 31, 2003, 2002 and 2001.

16. Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs, after consideration of customer reimbursements, amounted to $673,000, $769,000 and $469,000 for 2003, 2002 and 2001. Customer reimbursements amounted to $944,000, $2,467,000 and $1,921,000 for 2003, 2002 and 2001.

17. Net Earnings (Loss) Per Share

Net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year:

	2003	2002	2001
Basic	2,033,391	2,026,299	2,004,664
Diluted	2,033,391	2,085,841	2,037,429

Stock options to purchase 66,000 common shares in 2003 and 7,000 common shares in 2002 and 25,000 common shares in 2001 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.

18. Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46) in January 2003. In December 2003, the FASB revised the effective date for entities other than special-purpose entities to financial statements for periods after March 15, 2004. The Company is studying the application of the new rules, and anticipates that this new accounting pronouncement will not have a significant impact on its results of operations or financial position.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE B — RECEIVABLE ALLOWANCES

The receivable allowances at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Sales returns and allowances	$473	$448
Cash discounts	11	62
Doubtful accounts	431	300

	$915	$810

NOTE C — INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Raw Materials	$1,914	$2,013
Work-in-process and finished stock	3,982	4,602

	$5,896	$6,615

It is not practical to separate finished stock and work-in-process inventories. The first-in, first-out (“FIFO”) cost of raw materials, work-in-process and finished stock inventories approximated $10,233,000 and $10,844,000 at December 31, 2003 and 2002.

NOTE D — PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Machinery and equipment	$62,714	$60,622
Buildings	9,183	9,183
Spare parts	1,321	1,272
Land	70	70
Construction-in-progress - equipment	--	300

	73,288	71,447
Accumulated depreciation	47,778	45,342

	$25,510	$26,105

        At December 31, 2003, $28,684,000 of fully depreciated assets were still in use.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE E — ACCRUED LIABILITIES

Accrued liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Compensation, including future absences, and related taxes	$1,817	$1,967
Defined contribution plan	550	646
Incurred but not reported medical claims	652	643
Other	863	773

	$3,882	$4,029

NOTE F — LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consists of the following (in thousands):

	2003	2002
Revolving credit agreement	$2,756	$19
Term note	4,233	4,627
Capital lease obligation	1,116	--
Variable rate loan	1,932	1,675
Urban Development Action Grant ("UDAG")	1,474	1,646

	11,511	7,967
Less: current maturities	874	590

	$10,637	$7,377

In November 2001, the Company obtained a revolving credit agreement, as most recently amended November 2003, with a commercial bank expiring in November 2006. The revolving credit agreement provides for maximum borrowings of $15,000,000, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The revolving credit agreement bears interest at a variable rate based on alternative interest rate bases plus the applicable margin, as defined in the agreement, at the Company’s option (4.50% at December 31, 2003). A facility fee of 0.25% is payable for unused amounts. At December 31, 2003, the revolving credit agreement required, among other items, the Company to maintain a minimum tangible net worth, as outlined in the agreement, undrawn availability of not less than $3,500,000 and a limitation on capital expenditures. The Company is in compliance with these covenants at December 31, 2003.

The Company obtained a term note in November 2001 with a commercial bank. The agreement provides for monthly payments of principal and interest of $49,102, with interest at prime plus 0.25% (effectively 4.25% at December 31, 2003). The final payment on this loan is due in November 2011. At December 31, 2003, the term note required, among other things, the Company to maintain a minimum debt service ratio and restrict indebtedness of the Company. At December 31, 2003, the Company was not in compliance with these covenants. A waiver of these violations was obtained on March 1, 2004.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE F — LONG-TERM DEBT — Continued

The Company obtained a variable rate loan in September 2003 with a commercial bank. The agreement provides for monthly payments of principal and interest of $17,336, with interest at prime plus 0.25% (effectively 4.25% at December 31, 2003). The final payment on this loan is due in November 2015.

The UDAG debt, including additional funding obtained in November 2001 and March 2002, is due in monthly installments of $2,972 and $17,931, including interest at 4.0% and 5.0%, through maturity in May 2006 and November 2011.

In November 2003, the Company entered into a capital lease agreement for equipment with a financing company. The agreement provides for monthly payments of principal and interest of $14,913, including interest at 5.9%. The final payment is due in November 2010. Gross amount of the asset recorded is $1,257,000 with a net book value of $1,220,000 at December 31, 2003.

Substantially all assets of the Company serve as collateral for the above debt.

Maturities of long-term debt for the years ending after December 31, 2003 are as follows:

Year ending December 31,	Long-term debt obligations excluding capital lease	Minimum capital lease payments	Amount representing interest	Net present value of long- term debt
2004	$727	$179	$(32)	$874
2005	759	179	(27)	911
2006	3,524	179	(22)	3,681
2007	791	179	(18)	952
2008	827	179	(13)	993
Thereafter	3,767	343	(10)	4,100

	$10,395	$1,238	$(122)	$11,511

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE G — INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	2003	2002	2001
Currently payable (refundable):
Federal	$(456)	$490	$660
State	17	20	25

	(439)	510	685
Deferred:
Federal	(764)	415	689
State	--	--	--

	(764)	415	689

	$(1,203)	$925	$1,374

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

	2003	2002	2001
Statutory Federal tax rate	(34.0)%	34.0%	34.0%
Increase (decrease) in valuation allowance	8.8	(0.4)	(7.7)
Other	(2.8)	(0.9)	--

Effective tax rate	(28.0)%	32.7%	26.3%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	2003	2002
Deferred tax assets:
Accounts receivable	$366	$324
Inventories	290	107
Accrued expenses	937	936
Deferred compensation	--	5
Postretirement benefits	320	319
Federal net operating loss carryforward	358	--
Alternative minimum tax carryforwards	1,902	1,861
Tax credit carryforwards	1,099	525
State net operating loss carryforwards	207	141
State credit carryforwards	1,727	1,647

	7,206	5,865

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE G — INCOME TAXES – Continued

	2003	2002
Deferred tax liabilities:
Fixed assets	$(5,232)	$(5,181)

Valuation allowance	(2,314)	(1,788)

Net liability	$(340)	$(1,104)

The total deferred tax liabilities (assets) as presented in the accompanying balance sheet are as follows (in thousands):

	2003	2002

Net long-term deferred tax liabilities	$340	$2,471
Gross current deferred tax assets	--	(1,367)

	$340	$1,104

For Federal income tax purposes, the Company has net operating loss carryforwards, research and development credit carryovers and alternative minimum tax credit carryovers of $1,053,000, $1,099,000 and $1,902,000 respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $9,943,000 and $2,736,000, respectively. Certain carryforwards expire at various times over the next 20 years. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance increased $526,000 in 2003.

NOTE H — EMPLOYEE BENEFITS

The Company has defined contribution plans covering substantially all employees. Contribution expenses associated with these plans were $550,000, $646,000 and $717,000 in 2003, 2002 and 2001.

The Company is self-funded for health costs. The Company has stop-loss coverage for costs in excess of $100,000 per individual per year.

NOTE I — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (refunded) for interest and income taxes was as follows (in thousands):

	2003	2002	2001

Interest	$428	$418	$952
Income taxes, net of refund received	(494)	1,239	139

In November 2003, the Company entered into a capital lease arrangement with a financing company. Total amount financed was $1,150,000.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE J — DIRECTOR STOCK GRANT PLANS

In 2001, 1999 and 1997, in order to attract and retain competent directors to serve as Directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 110,000 shares of Common Stock was reserved for issuance. Each Director of the Company is to receive a grant of Common Stock, at fair market value, in partial payment of his or her director’s fee. During 2003, 2002 and 2001, 8,970, 6,600 and 35,168 shares, were issued from treasury stock, at a value of $48,000, $48,000 and $117,000.

NOTE K — STOCK OPTION PLAN

In May 1998, the Company established an incentive stock option plan (“Plan”) as a mechanism to attract and retain its officers and key employees by providing additional performance incentives and the opportunity to share ownership in the Company. The Plan allows the Company to grant options for 130,000 common shares. Options awarded under the Plan vest over a three or five year period and expire in five to nine years.

In May 2002, the Company established an incentive stock option plan (“2002 Plan”) to encourage and provide for acquisition of an equity interest in the Company by officers and key employees. The 2002 Plan allows the Company to grant options for 150,000 common shares. The terms of any options granted under the 2002 Plan will be determined by the Compensation Committee of the Company.

The following table summarizes the transactions of the Company’s stock option plan for the three-year period ended December 31, 2003:

	Number of shares	Weighted average exercise price
Stock options outstanding -
January 1, 2001	115,000	$8.42
Options granted	104,000	2.89
Options forfeited	(90,000)	8.24

Stock options outstanding -
December 31, 2001	129,000	4.01
Options forfeited	(20,000)	7.76

Stock options outstanding -
December 31, 2002	109,000	3.35
Option granted	57,000	5.75
Option forfeited	(100,000)	3.00

Stock options outstanding -
December 31, 2003	66,000	$5.66

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE K - STOCK OPTION PLAN - Continued

Price of $7.86 - $8.68 (weighted-
average contractual life of 1 - 5 years)	12,000	$8.09
Price of $5.50 - $5.55 (weighted-average
contractual life of 5 years)	52,000	$5.55
Price range $3.70 (weighted-
average contractual life of 2 years)	2,000	$3.70

	66,000	--

Exercisable options -
December 31, 2001	29,000	$7.54
December 31, 2002	9,000	$7.25
December 31, 2003	16,000	$7.22

The Company has determined the pro-forma effect as if the Company had accounted for stock options granted under the plan under the fair value method. The Black-Scholes option-pricing model was used with the following weighted-average assumptions for options issued:

	2003

Risk-free interest rate	4.50%
Dividend yield	-
Volatility factor	126%
Weighted-average expected life	7.75	years

The weighted-average fair value of options granted in 2003 was $5.75 per share and $2.89 per share in 2001. No options were granted in 2002.

NOTE L — COMMITMENTS AND CONTINGENCIES

Rental Agreements

The Company leases warehouse space and certain equipment under various agreements, classified as operating leases, expiring through April 2007. Total rent expense amounted to approximately $736,000, $726,000 and $817,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE L — COMMITMENTS AND CONTINGENCIES — Continued

Future minimum rental payments are as follows (in thousands):

Year ended December 31,

2004	$571
2005	315
2006	253
2007	82

$1,221

Environmental Matters

In May 1999, the Company entered into an agreement with the Wisconsin Department of Natural Resources (WDNR) related to the closure of a solid waste landfill. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. In April 1999, a consultant was engaged by the Company to determine the costs associated with potential future remediation actions. These potential future remediation actions were estimated to approximate $300,000. The Company has not subsequently updated this consultant’s report. Management believes any future remediation actions, if any, will not have a material adverse impact on the financial statements.

NOTE M — CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET FINANCING

The following table summarizes the Company’s significant contractual obligations at December 31, 2003:

(in thousands)	Total Amounts	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$8,755	$874	$2,788	$2,709	$2,384
Operating leases
(non-cancellable)	1,221	571	568	82	--
Bank revolving
line of credit	2,756	--	2,756	--	--
Pulp contracts	14,924	11,894	3,030	--	--
Energy contracts	2,158	2,158	--	--	--

Total contractual	$29,814	$15,497	$9,142	$2,791	$2,384

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE M — CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET FINANCING — Continued

Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the Company’s operations over the next year.

The Company has no off balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

NOTE N — LIQUIDITY

At December 31, 2003 the Company had cash resources of $656,000 and an unused credit availability of $4,555,000 under the Company’s revolving credit facility to fund on-going operations. The Company’s revolving credit facility contains certain covenants that require the Company to maintain certain financial ratios. These covenants include, among other items, maintenance of certain levels of tangible net worth, maintenance of fixed charge coverage ratios, and maintenance of debt service coverage ratios. Failure to maintain these covenants will result in a request for waiver or modification of these covenants. The Company has been successful in obtaining waivers related to these covenant violations in the past, and existing covenants effective at January 1, 2004 have been adjusted to levels wherein Company’s management believe that they can comply with the covenants. The Company is attempting to reduce its costs and improve its gross profit in order to improve profitability and insure compliance with these covenants. There can be no assurance that the Company will be in compliance with the covenants contained in its revolving credit facility in the future. If the Company fails to comply with any of such covenants and is unable to obtain a waiver of such covenants in the future, there could be a material adverse effect on the Company’s liquidity.

NOTE O — SUBSEQUENT EVENT

In early 2004, the Company began implementation of a program to reduce its cost structure and improve operating efficiency. The program includes, among other items, a reduction in the employee workforce and changes in the scheduling of manufacturing operations. The severance and benefit costs related to the workforce reduction, the majority of whom are engaged in direct manufacturing activities, is not determinable as of February 2, 2004.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2003, 2002 and 2001

NOTE P — SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands):

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2003

Net sales	$19,669	$18,636	$18,499	$14,887	$71,691
Gross profit (loss)	6	643	1,068	(498)	1,219
Net income (loss)	(1,021)	(557)	(201)	(1,312)	(3,091)
Basic earnings (loss) per share	(0.50)	(0.27)	(0.10)	(0.65)	(1.52)
Diluted earnings (loss) per share	(0.50)	(0.27)	(0.10)	(0.65)	(1.52)

2002

Net sales	$18,250	$19,570	$19,402	$16,550	$73,772
Gross profit	2,074	2,348	2,266	1,141	7,829
Net income (loss)	1,171	482	447	(201)	1,899
Basic earnings (loss) per share	0.58	0.24	0.22	(0.10)	0.94
Diluted earnings (loss) per share	0.57	0.23	0.21	(0.10)	0.91

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation, with the participation of the Company’s President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiary, required to be included in the Company’s periodic filings with the Securities and Exchange Commission, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls Over Financial Reporting

        There have been no significant changes in the Company’s internal controls over financial reporting or other factors that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

        The Company has adopted a Code of Ethics and Business Conduct that applies to all employees and directors of the Company. The Company has posted a copy of the Code of Ethics and Business Conduct on its website at www.badgerpaper.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to or waivers from the Code of Ethics and Business Conduct by posting such information on its website referred to above.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and Section 16 compliance is hereby incorporated by reference from the information included under the captions, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

        Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

        The information required by this Item is hereby incorporated by reference from the information included under the caption “Executive Compensation” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans
approved by security holders	66,000	$5.66	229,355

Equity compensation plans
not approved by security holders	--	--	--

Total	66,000	$5.66	229,355

(1)	Represents options to purchase the Company’s Common Stock granted under the 1998 Stock Option Plan.

(2)	Includes 150,000 shares of the Company’s Common Stock available for issuance under the Company’s 2002 Stock Option Plan, 64,000 shares of the Company’s Common Stock available for issuance under the Company’s 1998 Stock Option Plan and 15,355 shares of the Company’s Common Stock available for issuance under the Company’s 2001 Director Stock Grant Plan.

Security Ownership of Certain Beneficial Owners

        The information required by this Item is hereby incorporated by reference from the information included under the caption “Stock Ownership of Certain Beneficial Owners and Management,” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Security Ownership of Management

        The information required by this Item is hereby incorporated by reference from the information included under the captions, “Stock Ownership of Certain Beneficial Owners and Management” and “Election of Directors,” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is hereby incorporated by reference from the information included under the caption, “Certain Relationships and Transactions,” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is hereby incorporated by reference from the information included under the caption, “Independent Auditor Fees,” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) List of Financial Statements:

        The following is a list of the financial statements of Badger Paper Mills, Inc., together with the report of independent accountants, included in this report:

(a) (2) List of Financial Schedules:

        The following is a listing of data submitted herewith:

Report of independent certified accountants on financial statement schedule	44
Schedule II Valuation and qualifying accounts and reserves	45

        Financial statement schedules other than that listed above are omitted because they are either not applicable, not required, or equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(a) (3) Exhibits:

Number          Description

(3.1)	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(3.2)	By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(4.1)	Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.2)	Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

Number          Description

(4.3)	City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.4)	First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.5)	First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.6)	Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.7)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch, dated September 19, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.8)	Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.9)	Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.10)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch dated May 15, 2003.

(4.11)	Third Amendment to Revolving Credit Facility and Security Agreement, dated August 13, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(4.12)	Fourth Amendment to Revolving Credit Facility and Security Agreement, dated November 14, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

(4.13)	Waiver of Debt Service Coverage Covenant, dated March 1, 2004, provided by Wisconsin Community Bank - Wisconsin Business Bank Branch.

(4.14)	Fifth Amendment to Revolving Credit Facility and Security Agreement, dated March 23, 2004, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto.

Number          Description

(10)	Material Contracts: **

(10.1)	Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(10.2)	Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(10.3)	Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

(10.4)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.5)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.6)	Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.7)	Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.8)	Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(10.9)	Badger Paper Mills, Inc. 2001 Directors Stock Grant Plan (Incorporated by reference to Appendix B to the Company's definitive Proxy Statement on Schedule 14A filed on April 6, 2001).

(10.10)	Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(10.11)	Amendment of 1998 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.12)	2002 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.13)	Employment Agreement effective April 1, 2002 between the Company and J. Glenn Davis. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Number          Description

(10.14)	Executive Employment Agreement effective May 1, 2003, between the Company and Ronald E. Swanson (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(10.15)	Employment Agreement effective June 11, 2003 between the Company and Robert Spannuth (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(10.16)	Lease Agreement, dated November 17, 2003, between General Electric Capital Corporation and the Company.

(23)	Consent of Independent Certified Public Accountants.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C.ss.1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C.ss.1350.

(99.1)	Definitive Proxy Statement for 2004 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

**Each of the “material contracts” represents a management compensatory agreement or arrangement.

(b) Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Date Filed	Date of Report	Item(s) Reported
November 5, 2003	October 22, 2003	The Company filed a news release
under Items 7 and 12 of Form 8-K
reporting third quarter performance.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2004	BADGER PAPER MILLS, INC.
By: /s/ Ronald E. Swanson
Ronald E. Swanson
President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ronald E. Swanson	Date: March 26, 2004
Ronald E. Swanson, President,
Chief Executive Officer
(Principal Executive Officer)
/s/ William H. Peters	Date: March 26, 2004
William H. Peters, Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
/s/ Harold J. Bergman	Date: March 26, 2004
Harold J. Bergman, Chairman of the Board, Director
/s/ L. Harvey Buek	Date: March 26, 2004
L. Harvey Buek, Director
/s/ Mark D. Burish	Date: March 26, 2004
Mark D. Burish, Director
/s/ James L. Kemerling	Date: March 26, 2004
James L. Kemerling, Director
/s/ John T. Paprocki	Date: March 26, 2004
John T. Paprocki, Director
/s/ William A. Raaths	Date: March 26, 2004
William A. Raaths, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Shareholders and Board of Directors
BadgerPaper Mills, Inc. and Subsidiary
Peshtigo, Wisconsin

        Our report on the 2003, 2002 and 2001 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 16 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule on page 45 of this Form 10-K.

        In our opinion, the 2003, 2002 and 2001 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Grant Thornton LLP

Appleton, Wisconsin
February 2, 2004 (except for Note F, as to which the date is March 1, 2004)

Schedule II — Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2001, 2002 and 2003 (in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Balance at end of year
Deducted in the balance sheet from the assets
to which they apply:
Allowance for discounts, doubtful accounts and
claims/allowances:
Year ended December 31, 2003
Doubtful accounts and claims/allowances	$748	$1,121	$965	(A)	$904
Discounts	62	627	678	(B)	11

	$810	$1,748	$1,643		$915

Year ended December 31, 2002
Doubtful accounts and claims/allowances	$542	$929	$723	(A)	$748
Discounts	59	848	845	(B)	62

	$601	$1,777	$1,568		$810

Year ended December 31, 2001
Doubtful accounts and claims/allowances	$117	$1,349	$924	(A)	$542
Discounts	33	830	804	(B)	59

	$150	$2,179	$1,728		$601

(A)     Write-off of uncollectible accounts and claims for products

(B)     Discounts taken and allowed

Shareholders’ Information

Market makers:	Stock transfer agent:
Knight Equity Markets L. P. (NITE)	Computershare Investor Services
National Stock Exchange (CINN)	2 North LaSalle Street
Schwab Capital Markets (SCHB)	Chicago, Illinois 60602
Goldman, Sachs & Co. (GSCO)
The Archipelago Exchange (ARCX)
Alternate Display Facility (ADFN)
THE BRUT ECN, LLC (BRUT)
Archipelago, L.L.C. (ARCA)
Boston Stock Exchange (BOSX)
B-Trade Services LLC (BTRD)

Stock Price and Dividend Information:

        The following table presents high and low sales prices of the Company’s Common Stock in the indicated calendar quarters, as reported by the Nasdaq SmallCap Market.

Price Ranges of Stock:

	2003		2002
Quarter	High	Low	High	Low
First	$8.30	$6.83	$9.71	$4.28
Second	6.98	5.40	$9.00	$7.58
Third	5.74	4.40	$9.00	$5.25
Fourth	5.25	4.44	$7.45	$6.00

Quarterly Dividends Per Share:

        The Company’s revolving credit and term debt maintain certain covenants which limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis — Liquidity and Capital Resources — Capital Resources.”

Annual Meeting of Shareholders:

        The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at the Best Western Riverfront Inn, 1812 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 11, 2004, at 10:00 a.m.

DIRECTORS AND OFFICERS

Board of Directors:	Corporate Officers:
Harold J. Bergman	Ronald E. Swanson
Retired President and	President and
Chief Executive Officer	Chief Executive Officer
Riverside Paper Corporation
L. Harvey Buek	William H. Peters
LHB - O & M Consulting	Vice President and
Chief Financial Officer
Secretary and Treasurer
Mark D. Burish	J. Glenn Davis
President	Vice President,
Hurley, Burish & Milliken, SC	Sales and Marketing
James L. Kemerling	Robert J. Spannuth
Chairman and	Vice President, Operations
Chief Executive Officer
Award Hardwood Floors LLC
President and
Chief Executive Officer
Riiser Oil Company, Inc.
Ronald E. Swanson
President and
Chief Executive Officer
Badger Paper Mills, Inc.
John T. Paprocki
Principal Consultant
Paprocki & Associates
William A. Raaths
Chief Executive Officer
Great Northern Corporation

EXHIBIT INDEX

BADGER PAPER MILLS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Number          Description

(3.1)	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(3.2)	By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

(4.1)	Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.2)	Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank - Branch (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.3)	City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(4.4)	First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.5)	First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.6)	Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.7)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch, dated September 19, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.8)	Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Number          Description

(4.9)	Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.10)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch dated May 15, 2003.

(4.11)	Third Amendment to Revolving Credit Facility and Security Agreement, dated August 13, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(4.12)	Fourth Amendment to Revolving Credit Facility and Security Agreement, dated November 14, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

(4.13)	Waiver of Debt Service Coverage Covenant, dated March 1, 2004, provided by Wisconsin Community Bank - Wisconsin Business Bank Branch.

(4.14)	Fifth Amendment to Revolving Credit Facility and Security Agreement, dated March 23, 2004, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto,

(10)	Material Contracts: **

(10.1)	Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(10.2)	Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(10.3)	Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

(10.4)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(10.5)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Number          Description

(10.6)	Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.7)	Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(10.8)	Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(10.9)	Badger Paper Mills, Inc. 2001 Directors Stock Grant Plan (Incorporated by reference to Appendix B to the Company's definitive Proxy Statement on Schedule 14A filed on April 6, 2001).

(10.10)	Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(10.11)	Amendment of 1998 Directors Stock Grant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.12)	2002 Stock Option Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.13)	Employment Agreement effective April 1, 2002 between the Company and J. Glenn Davis. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(10.14)	Executive Employment Agreement effective May 1, 2003, between the Company and Ronald E. Swanson (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(10.15)	Employment Agreement effective June 11, 2003 between the Company and Robert Spannuth (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(10.16)	Lease Agreement, dated November 17, 2003, between General Electric Capital Corporation and the Company.

(23)	Consent of Independent Certified Public Accountants.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C.ss.1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C.ss.1350.

Number          Description

(99.1)	Definitive Proxy Statement for 2004 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).

        **Each of the “material contracts” represents a management compensatory agreement or arrangement.