Form 10-Q
period 2004-03-31
BADGER PAPER MILLS INC
filed 2004-05-14
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of March 31, 2004, 2,041,789 shares of our common stock were outstanding.

BADGER PAPER MILLS, INC. & SUBSIDIARY

INDEX

Page No.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Interim Statements of Operations
	Three Months Ended March 31, 2004 and 2003	3
	Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003	4
	Consolidated Interim Statements of Cash Flow
	Three Months Ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
Item 4.	Controls and Procedures	11

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES

EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share data)	For Three Months Ended March 31
	2004	2003
Net Sales	$17,378	$19,669
Cost of Sales	16,641	19,663

Gross Profit	737	6
Selling and Administrative Expenses	1,193	1,461
Restructuring Charge	1,303	--

Operating Loss	(1,759)	(1,455)
Interest Expense	(123)	(97)
Interest Income	1	2
Other Income (Expense), Net	5	3

Loss Before Income Taxes	(1,876)	(1,547)
Income Tax Benefit	--	(526)

Net Loss	($ 1,876)	($ 1,021)

Net Loss Per Share - Basic and Diluted	($ 0.92)	($ 0.50)
Average Shares Outstanding - Basic and Diluted	2,039,618	2,030,480

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS:
Current Assets:
Cash & Cash Equivalents	$632	$656
Accounts Receivable - Net	6,429	4,991
Inventories	7,399	5,896
Refundable Income Taxes	414	414
Prepaid Expenses and Other	693	539

Total Current Assets	15,566	12,496
PROPERTY, PLANT AND EQUIPMENT, NET	25,025	25,510
OTHER ASSETS	472	472

TOTAL ASSETS	$41,064	$38,478

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$884	$874
Accounts Payable	4,493	2,608
Accrued Liabilities	3,949	3,882

Total Current Liabilities	9,326	7,364
LONG-TERM DEBT	12,222	10,637
DEFERRED INCOME TAXES	340	340
OTHER LONG-TERM LIABILITIES	1,691	788
COMMITMENTS AND CONTINGENCIES	--	--
SHAREHOLDERS' EQUITY
Common Stock, No Par Value; 4,000,000 Shares Authorized
2,160,000 Shares Issued	2,700	2,700
Additional Paid-In Capital	43	49
Retained Earnings	16,145	18,021
Treasury Stock, At Cost, 118,211 and 120,845 Shares
in 2004 and 2003, Respectively	(1,403)	(1,421)

Total Shareholders' Equity	17,485	19,349

Total Liabilities and Shareholders' Equity	$41,064	$38,478

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
(Unaudited)

(Dollars in thousands)

	For Three Months Ended March 31
	2004	2003
Cash Flow from Operating Activities:
Net Loss	($1,876)	($1,021)
Adjustments to Reconcile to Net Cash
Provided By Operating Activities:
Depreciation	703	630
Directors' Fees Paid in Stock	12	12
Changes in Assets and Liabilities:
Increase in Accounts Receivable, Net	(1,438)	(1,525)
(Increase) Decrease in Inventories	(1,503)	597
Increase in Accounts Payable	1,885	518
Decrease (Increase) in Accrued Liabilities	67	(167)
Income Taxes	--	(533)
Increase (Decrease) in Other	749	(46)

Net Cash Used in Operating Activities	(1,401)	(1,535)

Cash Flow From Investing Activities:
Additions to Property, Plant and Equipment, Net	(218)	(341)

Net Cash Used in Investing Activities	(218)	(341)

Cash Flow from Financing Activities:
Increase to Long-Term Debt	1,595	1,297

Net Cash Provided by Financing Activities	1,595	1,297

Net Decrease in Cash and Cash Equivalents	(24)	(579)
Cash and Cash Equivalents:
Beginning of Period	656	1,102

End of Period	$632	$523

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for the accounting policies that are pertinent to these statements.

Note 2.    Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the three-month period ended March 31, 2003. As a result of valuation allowances for any tax benefit from a net operating loss carry forward, the Company did not reflect an income tax benefit for the quarter ended March 31, 2004.

Note 3.    Earnings Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the quarter:

	2004	2003
Basic and Diluted	2,039,618	2,030,480

The effect of stock options has not been included in the 2004 and 2003 diluted loss per share amounts because their effect would have been anti-dilutive.

Note 4.    Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended March 31, 2004.

Note 5.    Inventories

The major components of inventories were as follows:

(In thousands of dollars)	March 31, 2004	December 31, 2003
Raw Materials	$2,406	$2,644
Finished Goods and Work in Process	9,362	7,589

	11,768	10,233
Less: LIFO Reserve	(4,369)	(4,337)

Total Inventories	$7,399	$5,896

Note 6.    Contingencies

The Company operates in an industry that is subject to laws and regulations at both federal and state levels relating to the protection of the environment. The Company undergoes continued environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined. Please refer to the more complete discussion of legal matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 7.    Restructuring Charge

In the first quarter of 2004, the Company incurred a $1,303,000 non-cash restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. No payments have been made as of March 31, 2004 related to this restructuring provision.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q may include one or more “forward-looking statements” that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this Quarterly Report on Form 10-Q, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements. Forward looking statement are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors that may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Increased competition from domestic or foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp, the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels that affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During 2003 and the first quarter of 2004, the market price for pulp increased. The Company anticipates that the market price for pulp will continue to increase in 2004.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the latter part of 2002 and early in 2003, energy prices rose significantly. The current market price of natural gas has stabilized at historically high levels. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s profitability may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

Executive Overview

During the first quarter of 2004 net sales were $17,378,000 compared to $19,669,000 for the same period last year. The decrease in sales is a result of lower shipment volume in the first quarter of 2004 as compared to the same period last year. Gross profit during the first quarter of 2004 was $737,000 and 4.2% compared to $6,000 and 0.0% for the same period last year.

During the first quarter the Company took a $1,303,000 one-time charge for restructuring costs associated with a voluntary early retirement benefit offered to union employees. After accounting for the restructuring charge, the Company generated a net loss of $1,876,000 in the first quarter of 2004 as compared to a net loss of $1,021,000 for the same period in 2003.

Results of Operations

Net Sales

Net sales for the first quarter of 2004 were $17,378,000 compared to $19,669,000 for the same period last year, a decrease of $2,291,000 and 11.6%. The decrease in sales is a result of lower shipment volume of paper products in 2004 as compared to 2003.

Cost of Sales

Cost of sales in the first quarter of 2004 was $16,641,000 and 95.8% of net sales compared to $19,663,000 100% of net sales during the first quarter of 2003. The market price for pulp increased during the first quarter of 2004. Natural gas costs were stable at historically high levels.

Gross Profit

Gross profit during the first quarter of 2004 was $737,000 and 4.2% of net sales compared to $6,000 and 0.0% for the same period last year. The improvement in gross profit in the first quarter of 2004 was a result of higher pricing on paper products shipped. The market price for pulp continued to increase during the first quarter and natural gas prices remain at historically high levels. Pulp and natural gas are integral to the manufacture of paper products.

Selling & Administrative Expense

During the first quarter of 2004 selling and administrative expenses were $1,193,000 compared to $1,461,000 during the same period in 2003. The reduction in selling and administrative expenses is a result of reductions in salaried employees in 2004 as compared to last year.

During the first quarter of 2004, the Company incurred a $1,303,000 restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. The Company anticipates a 20% reduction in work force during the second quarter of 2004 as a result of its restructuring efforts in the first quarter of 2004.

Other Income and Expense

Interest expense during the first quarter of 2004 was consistent with prior year costs at $123,000 compared to $97,000 for the same period last year. The increase in interest expense is a result of higher debt level in 2004 as compared to 2003. Higher debt levels are a result of increased borrowing to meet working capital needs.

Net Income

During the first quarter of 2004, the Company incurred a net loss of $1,876,000 as compared to a $1,021,000 net loss in the first quarter of 2003. The loss in the first quarter of 2004 includes a one time restructuring charge of $1,303,000. The Company did not have a similar charge in the first quarter of 2003. The Company improved gross profit through higher paper prices in the first quarter 2004 as compared to the first quarter of 2003. However, the cost for pulp continued to increase during the first quarter 2004 and the market price for natural gas remains at historically high levels. The Company’s gross profit could be adversely affected if these costs can not be passed through in higher prices for the Company’s products.

Capital Resources and Liquidity

At March 31, 2004, the Company had cash resources of $632,000, borrowings of $4,574,000 and an unused credit availability of $5,160,000 under its revolving credit agreement to fund ongoing operations. During the first quarter of 2004, the Company made scheduled principal payments on long- term debt of $214,000.

The Company’s revolving credit facility contains certain covenants that require the Company, among other things, to maintain a specified level of earnings before interest, taxes, depreciation and amortization (EBITDA) as of March 31, 2004. As of March 31 2004, the Company was not in compliance with the required EBITDA covenant, but requested and received a waiver of that covenant. While the Company is attempting to reduce its costs and improve its gross profit in order to address this issue, there can be no assurance that the Company will be in compliance with the covenants contained in its revolving credit facility in the future. If the Company fails to comply with any of such covenants and is unable to obtain a waiver of such covenants in the future, then there could be a material adverse effect on the Company’s liquidity.

Capital Expenditures

Capital expenditures during the first quarter of 2004 were $218,000 compared to $341,000 during the first quarter last year.

The Company anticipates that total capital expenditures in 2004 will not exceed $3,000,000.

Cash Flow

During the first quarter of 2004, cash flow used in operations was $1,401,000 compared to cash used in operations of $1,535,000 for the same period last year. The primary reason for cash being used in operations is the net losses during the first quarter of 2004 and the first quarter of 2003.

The Company believes that current cash resources and availability of unused credit under its revolving credit facility will provide adequate liquidity for the Company to meet its future financial obligations.

Application of Critical Accounting Policies and Estimates

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2003 are still current and that there have been no significant changes since such Report was filed.

Off-Balance Sheet Arrangements

As of March 31, 2004, the Company did not have any off-balance sheet financing arrangements.

Contractual Obligations

Information regarding the Company’s contractual obligations is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No material changes to such information have occurred during the first quarter of 2004.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The Company’s revolving credit facility extends to November 2006 and prior to April 2004 it provided for borrowings up to $15,000,000. During April 2004, the Company reduced the borrowing capacity under its revolving credit facility from $15,000,000 to $12,000,000. An annual commitment fee of 1/4% is payable for unused amounts. The Company’s interest rate floats, based on the lender’s prime rate. As of March 31, 2004, the Company was paying interest at a 4.50% annual rate on amounts borrowed against this line.

A majority of the Company’s debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $120,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 4.    Controls and Procedures

Evaluation of Disclosures Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, with the participation of the Company’s President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiary, required to be included in the Company’s periodic filings with the Securities and Exchange Commission, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting or other factors that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

The Company does not have any material legal proceedings pending, and does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified under the “Environmental Matters” caption in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

(4.1)	Sixth Amendment to Revolving Credit Facility and Security Agreement, dated April 30, 2004, by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(4.2)	Seventh Amendment to Revolving Credit Facility and Security Agreement, dated May 14 2004, by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.

(b)	Reports on Form 8-K:

On March 2, 2004, the Company filed a Current Report on Form 8-K reporting, pursuant to Items 7 and 12, its results for the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER PAPER MILLS, INC.
(Registrant)
/s/ Ronald E. Swanson
DATE: May 14, 2004	By: Ronald E. Swanson
President and Chief Executive Officer
(Principal Executive Officer)
/s/ William H. Peters
DATE: May 14, 2004	By: William H. Peters
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

BADGER PAPER MILLS, INC. & Subsidiary

EXHIBIT INDEX

Number      Description

(4.1)	Sixth Amendment to Revolving Credit Facility and Security Agreement, dated April 30, 2004, by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(4.2)	Seventh Amendment to Revolving Credit Facility and Security Agreement, dated May 14 2004, by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.