Form 10-Q
period 2004-06-30
BADGER PAPER MILLS INC
filed 2004-08-13
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     [   ]   Yes.      [X]   No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of June 30, 2004, 2,044,231 shares of our common stock were outstanding.

BADGER PAPER MILLS, INC. & SUBSIDIARY

INDEX

		Page No.

PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Interim Statements of Operations
	Three Months and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003	4
	Consolidated Interim Statements of Cash Flow
	Six Months Ended June 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES

EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share data)	For Three Months Ended June 30		For Six Months Ended June 30
	2004	2003	2004	2003
Net Sales	$19,118	$18,636	$36,496	$38,305
Cost of Sales	19,380	17,993	36,021	37,656

Gross Profit (Loss)	(262)	643	475	649
Selling and Administrative Expenses	1,246	1,380	2,439	2,841
Restructuring Cost	--	--	1,303	--

Operating Loss	(1,508)	(737)	(3,267)	(2,192)
Interest Expense	(166)	(112)	(289)	(209)
Interest Income	1	1	2	3
Other Income, Net	5	4	10	7

Loss Before Income Taxes	(1,668)	(844)	(3,544)	(2,391)
Income Tax Benefit	--	(287)	--	(813)

Net Loss	$(1,668)	$(557)	$(3,544)	$(1,578)

Net Loss Per Share - Basic	($0.82)	($0.27)	($1.74)	($0.78)
Average Shares Outstanding - Basic	2,042,192	2,032,165	2,040,910	2,032,909
Net Loss Per Share - Diluted	($0.82)	($0.27)	($1.74)	($0.78)
Average Shares Outstanding - Diluted	2,042,192	2,032,165	2,040,910	2,032,909

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARYCONSOLIDATED
BALANCE SHEETS

(Dollars in Thousands)	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS:
Current Assets:
Cash and Cash Equivalents	$603	$656
Accounts Receivable - Net	7,478	4,991
Inventories	6,414	5,896
Refundable Income Taxes	--	414
Prepaid Expenses and Other	637	539

Total Current Assets	15,132	12,496
Property, Plant and Equipment Net	24,519	25,510
Other Assets	540	472

Total Assets	$40,191	$38,478

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$884	$874
Accounts Payable	4,258	2,608
Accrued Liabilities	3,815	3,882

Total Current Liabilities	8,957	7,364
LONG-TERM DEBT	13,168	10,637
DEFERRED INCOME TAXES	688	340
OTHER LONG-TERM LIABILITIES	1,550	788
COMMITMENTS AND CONTINGENCIES	--	--
SHAREHOLDERS' EQUITY
Common Stock, No Par Value;	2,700	2,700
4,000,000 Shares Authorized
2,160,000 Shares Issued
Additional Paid-In Capital	40	49
Retained Earnings	14,476	18,021
Treasury Stock, At Cost, 115,769 and 120,845 Shares in 2004 and 2003, respectively	(1,388)	(1,421)

Total Shareholders' Equity	15,828	19,349

Total Liabilities & Shareholders' Equity	$40,191	$38,478

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW
(Unaudited)

(Dollars in Thousands)	For Six Months Ended June 30
	2004	2003
Cash Flow from Operating Activities:
Net Loss	$(3,544)	$(1,578)
Adjustments to Reconcile to Net Cash
Used in Operating Activities:
Depreciation	1,405	1,280
Directors' Fees Paid in Stock	24	24
Deferred Income Taxes	348	(590)
Changes in Assets and Liabilities:
Increase in Accounts Receivable, Net	(2,487)	(898)
Increase in Inventories	(518)	(108)
Increase (Decrease) in Accounts Payable	1,650	(74)
Decrease (Increase) in Accrued Liabilities	(67)	312
Income Taxes	414	169
Increase (Decrease) in Other	596	(262)

Net Cash Used in Operating Activities	(2,179)	(1,725)

Cash Flow Investing Activities:
Additions to Property, Plant and Equipment, Net	(414)	(1,405)

Net Cash Used in Investing Activities	(414)	(1,405)
Cash Flow from Financing Activities:
Increase to Long-Term Debt	2,540	2,577

Net Cash Provided by Financing Activities
	2,540	2,577

Net Decrease in Cash and Cash Equivalents	(53)	(553)
Cash and Cash Equivalents:
Beginning of Period	656	1,102

End of Period	$603	$549

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

Note 2.    Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the quarter and six-month period ended June 30, 2003. As a result of valuation allowances for any tax benefit from a net operating loss carry forward, the Company did not reflect an income tax benefit for the quarter and six-month period ended June 30, 2004.

Note 3.    Earnings Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the quarter:

	2004	2003
Basic and Diluted	2,042,192	2,032,165

The effect of stock options has not been included in the 2004 and 2003 diluted loss per share amounts because their effect would have been anti-dilutive.

Note 4.    Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended June 30, 2004.

Note 5.    Inventories

The major components of inventories were as follows:

(In thousands of dollars)	June 30, 2004	December 31, 2003
Raw Materials	$2,319	$2,644
Finished Goods and Work in Process	9,220	7,589

	11,539	10,233
Less: LIFO Reserve	(5,125)	(4,337)

Total Inventories	$6,414	$5,896

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

Note 7.    Restructuring Charge

In the first quarter of 2004, the Company incurred a $1,303,000 non-cash restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. Payments to former employees under the voluntary early retirement benefit began in the second quarter of 2004.

(Dollars in thousands)
Restructuring Accrual January 1, 2004	$--
Restructuring Charge	1,303
Payments	154

Restructuring Accrual June 30, 2004	$1,149

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements. Forward looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors that may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Increased competition from domestic or foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp, the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels that affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During 2003 and the first two quarters of 2004, the market price for pulp increased. The Company anticipates that the market price for pulp will continue to increase in 2004.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the latter part of 2002 and early in 2003, energy prices rose significantly. The current market price of natural gas has stabilized at historically high levels. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s profitability may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

Executive Overview

During the second quarter of 2004 the Company realized continued increases in the cost of pulp and historically high cost for natural gas. Higher costs combined with paper market conditions that did not allow for increased pricing caused declining profit margins. Net sales during the second quarter of 2004 were $19,118,000 while cost of sales were $19,380,000 generating a gross profit loss of $262,000.

During the first two quarters of 2004, the Company incurred a restructuring charge associated with a voluntary early retirement benefit offered to union employees. This benefit was offered to the Company’s senior employees as part of the Company’s initiative to reduce employment levels by 20%. The work force reduction occurred during the second quarter of 2004.

Results of Operations

Net Sales

Net sales for the second quarter of 2004 were $19,118,000 compared to $18,636,000 for the same period last year, an increase of $482,000 and 2.6%. The modest increase in net sales in the second quarter of 2004 as compared to the 2003 second quarter is the introduction of new foil laminated products in 2004. Sales for paper products and printed products in the second quarter of 2004 were comparable with the same period in the prior year.

Net sales for the two quarters ended June 30, 2004 were $36,496,000 compared to $38,305,000 for the same period in 2003. The reduction in sales is due to higher shipment volumes of paper products during the first quarter of 2003 as compared to the first quarter of 2004.

Cost of Sales

Cost of sales in the second quarter of 2004 was $19,380,000 and 101.4% of net sales. During the second quarter of 2003 cost of sales was $17,993,000 and 96.5% of net sales. The primary reasons for the increase in cost of sales as a percentage of net sales in the second quarter of 2004 as compared to the second quarter of 2003 is increased costs for pulp and historically high costs for natural gas, combined with the Company’s inability to pass along price increases to its customers.

Cost of sales for the first two quarters of 2004 were $36,021,000 and 98.7% of net sales compared to $37,656,000 and 98.3% of net sales for the same period in 2003.

Gross Profit

Gross profit for the second quarter of 2004 was a loss of $262,000 as compared to a gross profit of $643,000 for the same period of 2003. The Company generated the gross profit loss because of increased costs for pulp and historically high costs for natural gas in a market environment where the Company was unable to pass along these increased costs through price increases.

After two quarters of 2004, gross profit was $475,000 as compared to $649,000 for the same period in 2003. Reductions in gross profit in 2004 as compared to 2003 is the result of higher costs for pulp and natural gas with the inability to pass these higher costs along to customers in the form of higher prices.

Selling & Administrative Expense

Selling and administrative expenses during the second quarter of 2004 were $1,246,000 compared to $1,380,000 for the same period in 2003. During the first two quarters of 2004, selling and administrative expenses were $2,439,000 compared to $2,841,000 for the same period in 2003. A reduction in the Company’s salaried work force in the first half of 2004 is the primary reason for lower selling and administrative expenses. The Company did not have a similar salaried work force reduction in the comparable 2003 period.

During the first quarter of 2004, the Company incurred a $1,303,000 restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. Late in the second quarter of 2004, the Company successfully implemented a 20% reduction in work force.

Other Income and Expense

Interest expense in the second quarter of 2004 was $166,000 compared to $112,000 for the same period in 2003. After two quarters in 2004, interest expense was $289,000 compared to $209,000 for the same period in 2003. Higher interest expense in the first half of 2004 is a result of increased borrowing under the Company’s revolving credit facility. Higher debt levels are a result of increased borrowings to meet the Company’s working capital needs.

Net Income

During the second quarter of 2004, the Company generated a net loss of $1,668,000 compared to $557,000 for the same period of 2003. After two quarters in 2004, the Company posted a net loss of $3,544,000 compared to a net loss of $1,578,000 for the same period in 2003. The increase in the net loss in 2004 as compared to 2003 is the combined effect of higher costs, particularly for pulp and natural gas, and the inability to pass along these costs to customers.

Capital Resources and Liquidity

At June 30, 2004, the Company had cash resources of $603,000, borrowings of $5,731,000 and an unused credit availability of $4,409,000 under its revolving credit facility to fund ongoing operations. During the first two quarters of 2004, the Company made scheduled principal payments on long-term debt of $436,000.

The Company’s revolving credit facility contains certain covenants that require the Company, among other things, to maintain a specified level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth as of June 30, 2004. As of June 30, 2004, the Company was not in compliance with the required EBITDA and the tangible net worth covenants, but requested and received a waiver of such covenants. As a condition to the waiver, the Company must maintain availability of $2,000,000 under this revolving credit facility until the Company is in compliance with these covenants. While the Company is attempting to reduce its costs and improve its gross profit in order to address this issue, there can be no assurance that the Company will be in compliance with the covenants contained in its revolving credit facility in the future. If the Company fails to comply with any of such covenants and is unable to obtain a waiver of such covenants in the future, then there could be a material adverse effect on the Company’s liquidity.

Capital Expenditures

During the second quarter of 2004, the Company invested $196,000 in capital expenditures compared to $1,064,000 for the same period last year. After two quarters of 2004, capital expenditures were $414,000 compared to $1,405,000 for the same period last year. In the first half of 2004, due to relatively weak economic conditions, the Company limited capital spending without sacrificing the maintenance of its facilities and operating assets.

The Company anticipates that total capital expenditures for 2004 will not exceed $3,000,000.

Cash Flow

During the second quarter of 2004, cash flow used in operations was $1,142,000 compared to $190,000 for the same period in 2003. After two quarters in 2004, cash flow used in operations was $2,179,000 compared to $1,725,000 for the same period in 2003. The primary reason for cash being used in operations is operating losses for each period in 2004 and 2003. The losses incurred by the Company are a result of increases in the cost of pulp and historically high prices for natural gas in a market environment where these higher costs could not be passed on to the Company’s customers.

The Company believes that current cash resources and availability of unused credit under its revolving credit facility will provide adequate liquidity for the Company to meet its future obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2004, the Company did not have any off-balance sheet financing arrangements.

Contractual Obligations

Information regarding the Company’s contractual obligations is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No material changes to such information have occurred during the second quarter of 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The Company’s revolving credit facility extends to November 2006 and prior to April 2004 it provided for borrowings up to $15,000,000. During April 2004, the Company reduced the borrowing capacity under its revolving credit facility from $15,000,000 to $12,000,000. An annual commitment fee of 1/4% is payable for unused amounts. The Company’s interest rate floats, based on the lender’s prime rate. As of June 30, 2004, the Company was paying interest at a 4.75% annual rate on amounts borrowed against this line. As a condition of the covenant violation waiver discussed under “Capital Resources and Liquidity”, which the Company received from its lender under its revolving credit facility, effective August 12, 2004, the Company’s annual interest rate on amounts borrowed against the line will be 5.0%.

A majority of the Company’s debt is at variable interest rates, and a hypothetical 1% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $130,000.

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

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting or other factors that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Tuesday, May 11, 2004, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin. At such meeting, Board nominees Harold J. Bergman and John T. Paprocki were elected for terms to expire at the 2007 annual meeting of shareholders and until their successors are duly elected and qualified, pursuant to the following votes: Harold J. Bergman – 1,535,285 voted “for”, 374,319 withholding authority and 0 broker nonvotes; John T. Paprocki – 1,568,853 voted “for”, 340,751 withholding authority and 0 broker nonvotes. Other members of the Board include Mark D. Burish and James L. Kemerling, whose terms expire at the 2005 annual meeting, and L. Harvey Buek, Ronald E. Swanson and William A. Raaths, whose terms expire at the 2006 annual meeting.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

(4.1)	Eighth Amendment, dated August 12, 2004, to Revolving Credit and Security Agreement by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.

(b)	Reports on Form 8-K:

On April 23, 2004, the Company furnished a Current Report on Form 8-K reporting, pursuant to Items 7 and 12, its results for the first quarter of 2004.

On August 2, 2004, the Company furnished a Current Report on Form 8-K reporting, pursuant to Items 7 and 12, its results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER PAPER MILLS, INC.
(Registrant)
DATE: August 13, 2004	/s/ Ronald E Swanson
By: Ronald E. Swanson
President and Chief Executive Officer
(Principal Executive Officer)
/s/ William H. Peters
DATE: August 13, 2004	By: William H. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer)

BADGER PAPER MILLS, INC. & Subsidiary

EXHIBIT INDEX

Number            Description

(4.1)	Eighth Amendment, dated August 12, 2004, to Revolving Credit and Security Agreement by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto.

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Vice President and Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.