Form 10-Q
period 2004-09-30
BADGER PAPER MILLS INC
filed 2004-11-12
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 0-795

BADGER PAPER MILLS, INC.
(Exact name of registrant as specified in its charter)
Wisconsin	39-0143840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Front Street Peshtigo, Wisconsin	54157
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:   (715) 582-4551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes                No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 5, 2004, 2,047,135 shares of our common stock were outstanding.

BADGER PAPER MILLS, INC. & SUBSIDIARY

INDEX

		Page No.
	PART I-FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Interim Statements of Operations
	Three Months and Nine Months Ended
	September 30, 2004 and 2003	3
	Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	4
	Consolidated Interim Statements of Cash Flow
	Nine Months Ended September 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4	Controls and Procedures	11
	PART II-OTHER INFORMATION
Item 1	Legal Proceedings	12
Item 5	Other Information	12
Item 6	Exhibits	12
	SIGNATURES
	EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share data)	For Three Months Ended September 30		For Nine Months Ended September 30
	2004	2003	2004	2003
Net Sales	$20,052	$18,499	$56,548	$56,804
Cost of Sales	18,658	17,431	54,679	55,087

Gross Profit	1,394	1,068	1,869	1,717

Selling and Administrative Expenses	1,196	1,265	3,635	4,106
Restructuring Cost	0	0	1,303	0

Operating Income (Loss)	198	(197)	(3,069)	(2,389)

Interest Expense	(179)	(115)	(468)	(324)
Interest Income	2	1	4	4
Other Income, Net	14	7	24	14

Income (Loss) Before Income Taxes	35	(304)	(3,509)	(2,695)

Income Tax Benefit	0	(103)	0	(916)

Net Income (Loss)	$35	$(201)	$(3,509)	$(1,779)

Net Income (Loss) Per Share - Basic	$0.02	$(0.10)	$(1.72)	$(0.88)
Average Shares Outstanding - Basic	2,044,704	2,034,187	2,042,191	2,032,292

Net Income (Loss) Per Share - Diluted	$0.02	$(0.10)	$(1.72)	$(0.88)
Average Shares Outstanding - Diluted	2,044,942	2,034,187	2,042,191	2,032,292
See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS:
Current Assets:
Cash and Cash Equivalents	$401	$656
Accounts Receivable, Net	7,400	4,991
Inventories	6,095	5,896
Refundable Income Taxes	0	414
Prepaid Expenses and Other	451	539

Total Current Assets	14,347	12,496
Property, Plant and Equipment, Net	24,110	25,510
Other Assets	507	472

Total Assets	$38,964	$38,478

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$884	$874
Accounts Payable	4,986	2,608
Accrued Liabilities	3,942	3,882

Total Current Liabilities	9,812	7,364
LONG-TERM DEBT	11,118	10,637
DEFERRED INCOME TAXES	688	340
OTHER LONG-TERM LIABILITIES	1,471	788
COMMITMENTS AND CONTINGENCIES	--	--
SHAREHOLDERS' EQUITY
Common Stock, No Par Value; 4,000,000 Shares
Authorized 2,160,000 Shares Issued	2,700	2,700
Additional Paid-In Capital	33	49
Retained Earnings	14,511	18,021
Treasury Stock, At Cost, 112,865 and
123,809 Shares in 2004 and 2003, respectively	(1,369)	(1,421)

Total Shareholders' Equity	15,875	19,349

Total Liabilities & Shareholders' Equity	$38,964	$38,478

See Notes to Consolidated Financial Statements

BADGER PAPER MILLS, INC. & SUBSIDIARY

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in Thousands)	For Nine Months Ended September 30
	2004	2003
Cash Flow from Operating Activities:
Net Loss	$(3,509)	$(1,779)
Adjustments to Reconcile to Net Cash Used in
Operating Activities:
Depreciation	2,108	1,890
Directors' Fees Paid in Stock	36	36
Deferred Income Taxes	414	0
Changes in Assets and Liabilities:
Increase in Accounts Receivable, Net	(2,409)	(1,059)
Increase in Inventories	(199)	(784)
Increase in Accounts Payable	2,378	179
Decrease in Accrued Liabilities	60	370
Income Taxes	348	(537)
Increase (Decrease) in Other	734	(24)

Net Cash Used in Operating Activities	(39)	(1,708)

Cash Flow from Investing Activities:
Additions to Property, Plant and Equipment, Net	(707)	(1,620)

Net Cash Used in Investing Activities	(707)	(1,620)
Cash Flow from Financing Activities:
Increase to Long-Term Debt	491	2,733

Net Cash Provided by Financing Activities	491	2,733
Net Decrease in Cash and Cash Equivalents	(255)	(595)
Cash and Cash Equivalents:
Beginning of Period	$656	$1,102
End of Period	$401	$507
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to the financial statement notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for the accounting policies that are pertinent to these statements.

Note 2.   Income Taxes

The benefit or provision for income tax expense has been computed by applying an estimated annual effective tax rate. This rate was 34% for the quarter and nine-month period ended September 30, 2004. As a result of valuation allowances for any tax benefit from a net operating loss carry forward, the Company did not reflect an income tax benefit for the quarter and nine-month period ended September 30, 2004.

Note 3.   Earnings Per Share

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the quarter:

	2004	2003
Basic	2,044,704	2,034,187
Diluted	2,044,942	2,034,187

The effect of 54,500 stock options in 2004 and the effect of 61,000 stock options in 2003 have not been included in the diluted per share amounts because their effect would have been anti-dilutive.

Note 4.   Stock Option Plan

Badger Paper Mills, Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plan. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Badger Paper is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended September 30, 2004.

Note 5.   Inventories

The major components of inventories were as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Raw Materials	$2,432	$2,644
Finished Goods and Work in Process	8,746	7,589

	11,178	10,233
Less: LIFO Reserve	(5,083)	(4,337)

Total Inventories	$6,095	$5,896

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

(Dollars in thousands)
Restructuring Accrual at January 1, 2004	$--
Restructuring Charge	1,303
Payments	222

Restructuring Accrual at September 30, 2004	$1,081

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements. Forward looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors that may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Increased competition from domestic or foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. The Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in order to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp, the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels that affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During 2003 and the first two quarters of 2004, the market price for pulp increased. The market price for pulp remained constant in the third quarter of 2004. The Company is uncertain what the market price for pulp will be in the fourth quarter of 2004. Any increase in pulp prices could affect the Company’s results from operations.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the latter part of 2002 and early in 2003, energy prices rose significantly. The current market price of natural gas remains at historically high levels. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s profitability may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

Executive Overview

During the third quarter of 2004, the Company was able to generate net income of $35,000. The Company was also able to increase prices and realize cost reductions associated with work force redesign.

After three quarters of 2004, the Company realized a net loss of $3,509,000, including a $1,303,000 restructuring charge associated with an early retirement benefit offered to union employees. During the first three quarters of 2004, the Company experienced increases in the cost of pulp and historically high costs for natural gas. The Company was not able to pass these higher costs along to its customers as quickly as the costs increased, which resulted in losses.

Results of Operations

Net Sales

Net sales for the third quarter of 2004 were $20,052,000 compared to $18,499,000 for the same period last year, an increase of $1,553,000 and 8.4%. The increase in net sales can be attributed to higher shipment volume of paper products and higher pricing on specialty papers. The Company also realized higher sales volume of foil laminated products in the third quarter of 2004 as compared to the same period of 2003.

After three quarters of 2004, net sales were $56,548,000 compared to $56,804,000 for the same period last year. The slight decline in net sales is due to higher shipment volumes of paper products during the first quarter of 2003 as compared to the first quarter of 2004.

Cost of Sales

During the third quarter of 2004, cost of sales was $18,658,000 and 93.0% of net sales compared to $17,431,000 and 94.2% during the third quarter 2003. The cost of pulp and natural gas is higher in 2004 compared to 2003. The reduction in cost of sales relative to net sales is the combined result of higher pricing on specialty papers, lower manufacturing cost structures and higher pulp and natural gas costs.

After three quarters of 2004, cost of sales were $54,679,000 and 96.7% of net sales compared to $55,087,000 and 97.0% for the same period last year. The market price for pulp and natural gas are higher in 2004 when compared to a year ago. The increase in the cost of pulp and natural gas were offset by increases in sales prices and reductions in other operating costs.

Gross Profit

Gross profit for the third quarter of 2004 was $1,394,000 and 7.0% of net sales compared to $1,068,000 and 5.8% of net sales in the third quarter of 2003. During the third quarter of 2004, the Company was able to realize a higher selling price on specialty paper products relative to last year because of stronger market conditions. The Company also began to implement work force redesign during the third quarter of 2004 resulting in reduced labor costs in 2004 as compared to the third quarter of 2003. Higher pricing and cost reduction programs were sufficient to compensate for higher pulp and natural gas costs in the third quarter of 2004 compared to the same period in 2003.

After three quarters, gross profit was $1,869,000 and 3.3% of net sales compared to $1,717,000 and 3.0% for the same period in 2003. Gross profit during the first three quarters of 2004 is slightly favorable to the same period in 2003 in spite of higher cost for pulp and natural gas. The increase in the cost of pulp and natural gas were offset by increases in sales prices and reductions in other operating costs.

Selling & Administrative Expense

Selling and administrative expenses during the third quarter of 2004 were $1,196,000 compared to $1,265,000 for the same period of 2003. The reduction in selling and administrative expenses can be attributed to a reduction salaried work force in 2004 as compared to 2003.

After three quarters of 2004, selling and administrative expenses were $3,635,000 compared to $4,106,000 for the same period in 2003, a decrease of $471,000 and 11.5%. The decrease in selling and administrative expenses in 2004 as compared to 2003 is primarily a result of reductions in the number of salaried employees.

During the first quarter of 2004, the Company incurred a $1,303,000 restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with workforce redesign. The Company did not incur a similar charge in 2003.

Other Income and Expense

Interest expense during the third quarter of 2004 was $179,000 compared to $115,000 for the same period in 2003. After three quarters of 2004, interest expense was $468,000 compared to $324,000 for the same period in 2003. The increase in interest expense can be attributed to the combined effect of higher interest rates and higher debt levels in 2004 when compared to 2003.

Net Income

Net income for the third quarter of 2004 was $35,000 compared to a net loss of $201, 000 for the same period last year. The Company was able to improve net income in 2004 as compared to 2003 in spite of higher costs for pulp and natural gas through higher pricing on specialty paper products and lower costs resulting from improved efficiencies and reductions in labor costs.

After three quarters of 2004, the Company generated a net loss of $3,509,000 compared to a net loss of $1,779,000 for the same period in 2003. The net loss in 2004 includes a one time restructuring charge of $1,303,000 associated with a voluntary early retirement benefit offered to union employees and certain costs associated with workforce redesign. The Company did not incur a similar charge in 2003.

Capital Resources and Liquidity

At September 30, 2004, the Company had cash resources of $401,000 and borrowings of $4,242,000, under its revolving credit facility. As of June 30, 2004, the Company was not in compliance with the required EBITDA and the tangible net worth covenants, but requested and received a waiver of such covenants. As a condition to the waiver, the Company must maintain availability of $2,000,000 under this revolving credit facility until the Company is in compliance with these covenants. As of September 30, 2004, the Company had unused availability under its revolving credit facility of $5,185,000 allowing for borrowings under the facility of $3,185,000 to fund on going operations.

Capital Expenditures

During the third quarter of 2004, the Company invested $293,000 in capital expenditures compared to $215,000 for the same period in 2003. After three quarters of 2004, capital expenditures were $707,000 compared to $1,620,000 for the same period last year. As a result of relatively weak economic conditions during the first three quarters of 2004, the Company has limited capital spending without sacrificing the maintenance of its facilities and operating assets.

The Company anticipates that total capital expenditures for 2004 will not exceed $2,000,000.

Cash Flow

During the third quarter of 2004, the Company’s cash flow from operating activities was $2,140,000 compared to $17,000 for the same period in 2003. The increase in cash flow in 2004 compared to 2003 is the result of the improvement in earnings, increased depreciation expense and reduced cash required to support working capital needs. Cash generated during the third quarter of 2004 was used to reduce the balance borrowed on the Company’s revolving line of credit.

After the first three quarters of 2004, the Company used $39,000 in operating activities compared to $1,708,000 used in operating activities in 2003. The improvement in cash flow from operations in 2004 as compared to 2003 is due to higher levels of depreciation and reduced needs to support working capital requirements.

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

Off-Balance Sheet Arrangements

As of September 30, 2004, the Company did not have any off-balance sheet financing arrangements.

Contractual Obligations

Information regarding the Company’s contractual obligations is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No material changes to such information have occurred during the third quarter of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest on its debt. The Company’s revolving credit facility extends to November 2006 and prior to April 2004 it provided for borrowings up to $15,000,000. During April 2004, the Company reduced the borrowing capacity under its revolving credit facility from $15,000,000 to $12,000,000. An annual commitment fee of 1/4% is payable for unused amounts. The Company’s interest rate floats, based on the lender’s prime rate. As of September 30, 2004, the Company was paying interest at a 5.75% annual rate on amounts borrowed against this line.

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

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting or other factors that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 5.	Other Information

On October 26, 2004 the Company announced that William Peters resigned from his position as the Company’s Chief Financial Officer effective November 12, 2004. The Company is currently conducting a search for another Chief Financial Officer.

Item 6.	Exhibits

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

(31.2)	Certification of the Vice President and Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes Oxley Act.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER PAPER MILLS, INC. (Registrant)
Date: November 12, 2004	By:	/s/ Ronald E. Swanson
Ronald E. Swanson President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2004	By:	/s/ William H. Peters
William H. Peters Vice President and Chief Financial Officer (Principal Financial Officer)

BADGER PAPER MILLS, INC. & Subsidiary

EXHIBIT INDEX

Number	Description

(31.1)	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

(31.2)	Certification of the Vice President and Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes Oxley Act.

(32.1)	Certification of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Certification of the Vice President and Chief Financial Officer pursuant to 18 U. S. C. §1350.