Form 10-K
period 2004-12-31
BADGER PAPER MILLS INC
filed 2005-03-31
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File No. 00-00795

BADGER PAPER MILLS, INC.
 (Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-0143840 (I.R.S. Employer Identification Number)
200 West Front Street P.O. Box 149 Peshtigo, Wisconsin 54157-0149 (Address of principal executive office, including zip code)

Registrant's telephone number, including area code:  (715) 582-4551

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

As of June 30, 2004, the aggregate market value of the common stock (based upon the closing sale price of the common stock as reported on the Nasdaq SmallCap Market) held by non-affiliates was approximately $9,246,470. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

As of March 18, 2005, 2,053,361 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K, each of Badger Paper Mills, Inc.‘s (the “Company”) annual reports to shareholders, current reports on Form 8-K and quarterly reports on Form 10-Q, definitive proxy statements, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Annual Report may include one or more “forward-looking statements” that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this Annual Report on Form 10-K, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date, but are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors, which may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Financial covenant violations. As of December 31, 2004, the Company was in compliance with the financial covenants of its revolving credit agreement; however, due to covenant violations relating to the variable rate term loan agreement, the Company violated the cross-default provision of its revolving credit agreement. In addition, as of December 31, 2004, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement, and these violations are continuing. The Company has had discussions with its existing lenders with respect to a waiver of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Annual Report on Form 10-K, the Company had not received such waiver or revised financial covenants. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

Under Section 289.41 of the Wisconsin Statutes, the Company is required to annually demonstrate financial responsibility for future closure related activities it must undertake under the Wisconsin Solid Waste Facilities law. In demonstrating financial responsibility, the Company previously relied on the “Net Worth Method.” As of December 31, 2004, the Company did not satisfy four of the seven specified financial “tests” and was not able to use the Net Worth Method. In such an event, the Company is required to demonstrate financial responsibility using one of the following alternative methods –a bond, a deposit, an escrow account or an irrevocable letter of credit. The Company contacted the Wisconsin Department of Natural Resources in March 2005 and is in the process of arranging for an alternate method for demonstrating financial responsibility.

•	Going concern. Because of the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s auditors issued a “going concern”to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 in this Annual Report on Form 10-K. Management has reacted and taken action to address this situation. Among other things, the Company has hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability.

•	Liquidity concerns. The Company has modeled its borrowing needs for 2005 and management believes, based on such model, that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances in such assumptions or projections could have a material adverse effect on the Company’s liquidity.

•	Impairment of assets. During 2004, the Company determined that its Fourdrinier paper machine and related group assets are impaired in the amount of approximately $4,556,000. In determining this impairment charge, the Company relied on a discounted cash flow model that incorporates estimates of future cash flows (cash inflows less associated cash outflows) directly associated with, and that were expected to arise as a direct result of, the use of the Fourdrinier and related group assets. The circumstances related to this impairment charge were market related, namely the impact of increased expenses for fiber, chemicals and energy, and the difficulty in recovering those costs through increased product pricing. The noted impairment charge is reported on the Consolidated Statements of Operations included in Item 8 of this Annual Report on Form 10-K under the separate caption, “Asset Impairment Charge.”

•	Increased competition from domestic and foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate each of its paper machines at a relatively high percentage of available production capacity. (See the bullet point above with respect to the Company’s current and continuing problems with its Fourdrinier paper machine.) Many of the Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in attempting to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp which is the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels, which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During 2004, the market price for pulp increased. The Company anticipates that the market price for pulp will continue to increase during the first half of 2005 and stabilize or decrease during the latter half of the year.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During 2004 and continuing into 2005, energy prices rose and have appeared to stabilize at relatively high levels. During 2004, the Company also incurred additional energy-related costs because freight haulers imposed fuel surcharges due to their higher fuel prices. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s operations may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

•	The Company’s collective bargaining agreements with its covered employees expire on May 31, 2005. The Company intends to commence formal contract negotiations with its covered employees during April 2005. There can be no assurance that the labor contract negotiations will be successful.

Five-Year Comparison of Selected Financial Data

	Year ended December 31,
	2004	2003	2002	2001	2000
Operations (dollars in thousands):
Net sales	$73,109	$71,691	$73,772	$76,305	$76,137
Cost of sales	70,309	70,472	65,943	66,463	73,451
Gross profit	2,800	1,219	7,829	9,842	2,686
Selling and administrative expenses	4,774	5,097	5,779	5,559	5,128
Loss on write-off of trade credits	--	--	--	--	440
Loss on disposal of property, plant
and equipment	--	--	--	8	22
Asset impairment charge	4,556	--	--	--	--
Operating income (loss)	(6,530)	(3,878)	2,050	4,283	(2,882)
Other income	36	24	51	237	175
Gain on sale of non-core assets	--	--	1,125	1,627	--
Interest expense	622	440	402	927	1,250
Restructuring provision	1,303	--	--	--	--
Income (loss) before income taxes *	(8,419)	(4,294)	2,824	5,220	(3,957)
Provision (benefit) for income taxes	(836)	(1,203)	925	1,374	(891)
Net income (loss) *	(7,583)	(3,091)	1,899	3,846	(3,066)
Common Stock:
Number of shareholders of record	285	307	337	380	392
Weighted average of shares outstanding	2,043,561	2,033,391	2,026,299	2,004,664	1,981,716
Net earnings (loss) per share basic	$(3.71)	$(1.52)	$0.94	$1.92	$(1.55)
Net earnings (loss) per share diluted	$(3.71)	$(1.52)	$0.91	$1.89	$(1.55)
Book value per share	$5.78	$9.52	$11.05	$10.19	$8.32
Financial Position (dollars in thousands):
Working capital **	$(4,403)	$2,376	$6,457	$6,717	$(9,950)
Capital expenditures	747	730	3,165	1,439	2,265
Total assets	33,272	38,478	41,808	40,280	43,357
Long-term debt, as restated for 2003**	2,151	7,881	7,377	9,794	1,310
Shareholders' equity	11,814	19,349	22,392	20,445	16,482

*	Includes the gain on the sale of non-core assets of $1,125,000 in 2002 and $1,627,000 in 2001.

**	Includes reclassification of $2,756,000 of long-term debt to short-term debt (2003) and current year classification of $10,278,000 of former long-term debt to short-term debt (2004).

PART I

Item 1.   Business

        Badger Paper Mills, Inc. (“Badger” or the “Company”) has been producing paper and paper products in Wisconsin since it was incorporated under the laws of the State of Wisconsin in 1929.

        The Company has two operating facilities. In Peshtigo, Wisconsin and adjacent to the Company’s principal executive offices, the Company manufactures paper on two paper machines (a “Yankee” paper machine and a “Fourdrinier” paper machine). The Company also performs certain converting operations in Peshtigo. The Company’s wholly owned subsidiary, Peshtigo Power, LLC, produces steam for the Company’s operations in Peshtigo. The Company’s physical facilities in Peshtigo are sometimes collectively referred to in this Annual Report as the “Peshtigo Facilities.”

        The Company also has production facilities in Oconto Falls, Wisconsin (approximately 30 miles from Peshtigo, Wisconsin), which consist of a Company-owned manufacturing facility and certain leased warehouse space. The Company’s owned and leased facilities in Oconto Falls are sometimes collectively referred to in this Annual Report as the “Oconto Falls Facilities.”

Products and Distribution

        At the Peshtigo Facilities, the Company manufactures paper on its Yankee paper machine and its Fourdrinier paper machine, and converts paper in accordance with customer specifications. Converting operations include punching, sheeting, trimming, sealing, perforating, rewinding, waxing and drilling of paper for uses in several applications.

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

        The Fourdrinier paper machine produces fine paper grades utilizing fiber purchased on the open market, including pre- and post-consumer recycled fibers. Papers produced on the Fourdrinier paper machine are used in several applications including business papers, printing, high quality writing papers, book publishing stock, reply card, industrial and consumer papers that require water-oil-grease resistant attributes, copier papers and specialty papers. The Company offers a wide range of colored papers and specializes in color matching. A portion of the products produced by the Company are sold under certain trademarks and trade names, including Ta-Non-Ka®, Copyrite®, ENVIROGRAPHIC®, Northern Brights®, and Artopaque. Other products are sold through paper merchants, brokers and value-added converters who, in turn, sell to other value-adding entities or direct to the consumer.

        The Company’s two paper machines produce papers that have different characteristics. Paper produced on the Yankee paper machine has a very smooth surface on one side of the paper, which is referred to as machine glazed, or “MG”. The smooth finish on MG paper allows the paper to work well in certain coating and printing applications.

        Paper produced on the Fourdrinier paper machine does not have a glazed finish, rather it is machine finished, or “MF”. MF paper works well in a broad range of applications including publishing, writing paper and certain printing applications.

        Products produced at Badger’s Oconto Falls manufacturing facility complement the Company’s overall product offerings by adding value to certain paper grades through printing and converting of paper and plastic substrates. At this facility, the Company produces a variety of printed products on paper and plastic substrates and laminates substrates to foil.

        Badger sells its products to a wide range of converting companies throughout the United States. These sales are conducted through the Company’s sales personnel. The largest concentration of the Company’s customers can be found in the Midwestern states including Wisconsin, Illinois, Michigan and Ohio. However, as a result of expanded national sales efforts, the Company has made significant progress toward expanding its customer base into other regions of the United States.

        The Company’s foreign net sales are immaterial to its operations.

Competition

        Badger’s products are sensitive to competition from numerous sources, including other paper products and products of other composition. Product quality, price, volume and service are all competitive factors. Badger’s paper production represents less than 1% of the production capacity in the United States for these products. Badger’s competition for all grades of paper that it manufactures includes International Paper Company, Georgia-Pacific Corporation, Domtar, Inc., Wausau Paper and smaller, non-integrated paper companies. Many of the Company’s larger competitors have greater financial, technical, marketing and public relation resources, larger client bases and greater brand or name recognition than Badger.

Raw Materials; Inventory

        The main raw material used by the Company is pulp. Badger utilizes a variety of fibers to meet the formulation requirements of the papers it produces. Northern and southern softwood and hardwood pulps, pre-consumer and post-consumer recycled pulps, and hard white rolls make up the total fiber requirements. Badger purchases all of its fiber requirements on the open market. Other raw materials used in the manufacturing process include inks, chemicals, and waxes. Other raw materials are purchased directly from manufacturers and distributors.

        Badger has at least two sources of supply for major items. Shortages of pulp or certain chemicals (including petrochemicals) could have an adverse effect on Badger’s ability to manufacture its products, and could adversely affect product mix. Badger does not anticipate shortages of raw materials, and believes that the market price for pulp will increase during the first half of 2005 and stabilize or decrease during the latter half of the year.

Energy

        Badger is a large consumer of energy, including electricity and natural gas. In 2004, 10.7% of Badger’s cost of sales, excluding the asset impairment charge, represented energy costs compared to 9.7% of Badger’s cost of sales in 2003. Badger purchases electricity from local public utilities, and it purchases natural gas from various sources in the United States and Canada. Two dual-fueled boilers capable of burning natural gas or fuel oil supply the Peshtigo Facilities’ heating and manufacturing requirements. Although Badger experienced temporary interruptions of electrical service in the summer of 2002 due to regional shortages of electricity during peak demand periods, the Company believes that current sources of electricity and natural gas are adequate to meet its needs. Such interruptions generally cause the Company to temporarily suspend the manufacture of paper. There is no damage to equipment during these temporary power interruptions. Badger could experience similar interruptions in the future. Badger’s agreements with its providers of electricity and natural gas allow for temporary interruptions of supply or service during peak demand periods.

        The market price for natural gas reached historically high levels during the second half of 2004. In order to reduce the risk of fluctuating market prices for natural gas, the Company has purchased a significant portion of its natural gas requirements for the first quarter of 2005 at a fixed price.

Patents

        The Company possesses certain patents and licenses used in connection with its business, none of which individually, or in the aggregate, are material.

Research and Development

        The Company maintains a dedicated technical staff of employees charged with the responsibility of researching and developing new products. The Company also relies on outside consultants from time to time for special research and development projects. The Company’s technical staff also refines and improves existing products in response to customer requirements and market demands. The Company spent $732,000 in 2004, $673,000 in 2003 and $769,000 in 2002 on product research and development activities.

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

Backlog

        As of December 31, 2004, the value of the Company’s order backlog was approximately $1,700,000 as compared to $2,221,000 and $1,270,000 at December 31, 2003 and 2002, respectively.

Customers

        In 2004, 2003 and 2002, no sales to any single customer represented 10% or more of Badger’s consolidated net sales.

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

        In January 2000, the WDNR approved a final closure report filed by the Company with respect to its former Harbor Road Landfill. The WDNR will continue to review the effectiveness of this closure. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. Based on a consultant’s report dated April 1999, the Company estimated that the potential future cost of environmental remedial efforts (assuming that the WDNR determines that the closure was ineffective) to be approximately $300,000. The Company has not subsequently updated this consultant’s report.

        Under Section 289.41 of the Wisconsin Statutes, the Company is required to annually demonstrate financial responsibility for future closure related activities it must undertake under the Wisconsin Solid Waste Facilities law. In demonstrating financial responsibility, the Company previously relied on the “Net Worth Method.” As of December 31, 2004, the Company did not satisfy four of the seven specified financial “tests” and was not able to use the Net Worth Method. In such an event, the Company is required to demonstrate financial responsibility using one of the following alternative methods – a bond, a deposit, an escrow account or an irrevocable letter of credit. The Company contacted the WDNR in March 2005 and is in the process of arranging for an alternate method for demonstrating financial responsibility.

        Based on a January 2005 report from the Company’s environmental consultant, the Company’s future solid waste facility closure activities, which are subject to the financial responsibility requirements, are recommended to consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The annual cost of the recommended work is less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report.

        Soil contamination was identified at the Company’s Peshtigo Facilities (French Street) during the removal of four above ground storage tanks. The Company performed site investigation work and in October 2003, requested that the case be transferred from the WDNR to the Wisconsin Department of Commerce (“Commerce”) for case closure with a soil Geographic Information System Registry and a Wisconsin Administrative Code Chapter NR 140 Preventative Action Limit exemption. On June 1, 2004, Commerce issued a final closure letter regarding this matter.

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

        The Company holds an air-operating permit issued by the WDNR for its Oconto Falls Facilities. The permit expires on January 29, 2006. The permit limits emissions so that the facility is considered a “synthetic minor” under the EPA’s Title V air permit program. The permit authorizes the operation of the flexographic printing process at the Oconto Falls Facilities.

        The Company began production on new foil laminating equipment in late 2003, which requires a permit for additional volatile organic compounds emissions. On June 21, 2004, the WDNR issued a letter authorizing the operation of the laminator, subject to the general conditions set forth in the permit. The authorization expires January 29, 2006.

        Badger believes it has in force all of the necessary environmental permits from Federal, state and local authorities to continue production of current business activities.

Employees

        As of December 31, 2004, the Company had 246 employees, including 146 employees at its Peshtigo Facilities covered by three-year collective bargaining agreements, which expire in May 2005. The Company intends to commence formal contract negotiations with its covered employees during April 2005. There can be no assurance that the labor contract negotiations will be successful.

        The workplace redesign process to improve manufacturing efficiency and quality, begun in 2003, was completed during 2004, resulting in an approximate 20% permanent workforce reduction at the Peshtigo Facilities. The financial effect of the workforce reduction is reported as a restructuring provision for 2004.

Available Information

        The Company maintains a website with the address www.badgerpaper.com. Additional information regarding the Company can be found on this website. The Company is not including the information contained in the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 2.   Properties*

	Properties
Location	Owned or Leased	Approximate Floor Area in Square Feet	Principal Uses
Peshtigo, WI	Owned(1)	3,750	Principal executive offices
Peshtigo, WI	Owned(1)	88,500	Manufacture and Converting of Paper
Oconto Falls, WI	Owned	40,000	Printing and Converting
Oconto Falls, WI	Leased(2)	20,300	Warehouse space

(1)	As a result of the November 2001 refinancing of its revolving and long-term debt, two of the Company’s lenders hold mortgages on the Peshtigo Facilities.

(2)	The lease for the warehouse space is a five-year lease (triple net lease basis) which commenced on October 1, 2000. The original base rent was approximately $54,000 per year, increasing incrementally to $56,000 per year in the final year of the lease.

*	The Company leases equipment. Information related to these equipment leases can be found in Note G to the Company’s 2004 audited consolidated financial statements.

Item 3.   Legal Proceedings

        There are no material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject. The Company does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified under the “Environmental Matters” caption in Item 1 of Part I of this Annual Report on Form 10-K).

Item 4.   Submission of Matters to a Vote of Shareholders

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

Executive Officers of the Registrant

        The following table sets forth certain information as of December 31, 2004 concerning the Company’s executive officers.

Name	Age	Business Experience	Period Served
Ronald E. Swanson	55	President and Chief Executive Officer, Director	2003 - Present
Badger Paper Mills, Inc.
		Senior Vice President - SENA Magazine Papers	2000-2002
Stora Enso North America
		Senior Vice President	1997-2000
Consolidated Papers, Inc.
Alan L. Rowland	55	Vice President Sales & Marketing
		Badger Paper Mills, Inc.	2004-Present
Vice President Sales & Marketing
		Fox River Paper Company	2001-2004
Vice President Sales & Marketing
		Zanders USA Div., International Paper Company	1997-2001
Robert J. Spannuth	57	Vice President, Operations
		Badger Paper Mills, Inc.	2003-Present
Director - Source & Support
		Mead Westvaco	2001-2002
Vice President & Mill Manager
		Fraser Papers	1999-2001
Manager Paperboard
		Fraser Papers	1997-1999
Paul M. Bouthilet	58	Vice President and Chief Financial Officer
		Badger Paper Mills, Inc.	2005-Present
Chief Financial Officer and
various executive positions
		Seagrave Fire Apparatus, LLC	2004
Chief Financial Officer and
various executive positions
		Voith Fabrics, Inc.	2003-2004
Chief Financial Officer and
various executive positions
		Voith Paper, Inc.	1989-2003

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

PART II

Item 5.	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock trades on the Nasdaq SmallCap Market under the symbol “BPMI.” As of March 18, 2005, the Company had 282 shareholders of record. Information about the Company’s equity compensation plans is included in this Annual Report on Form 10-K under Item 12 beginning on page 30.

Stock Price and Dividend Information

        The following table presents high and low sales prices of the Company’s Common Stock in the indicated calendar quarters, as reported by the Nasdaq SmallCap Market.

Price Ranges of Stock

	2004		2003
Quarter	High	Low	High	Low
First	$6.50	$4.30	$8.30	$6.83
Second	$5.47	$4.46	6.98	5.40
Third	$5.03	$3.58	5.74	4.40
Fourth	$4.63	$3.01	5.25	4.44

Quarterly Dividends Per Share

The Company’s revolving credit and variable rate term loan agreements include certain covenants, which limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis — Liquidity and Capital Resources — Capital Resources and Loans,” beginning on page 17. The Company last paid a dividend in the first quarter of 1993 and can give no assurance that it will make any future dividend payments.

Item 6.	Selected Financial Data

        Selected Company financial data is included in this Annual Report on Form 10-K under the caption “Five-Year Comparison of Selected Financial Data” on page 5 and is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s selected financial data included on page 5, and the Company’s financial statements and related notes included in Item 8 in this Annual Report.

Results of Operations

Executive Overview

        Due to intense competition in the marketplace and increased manufacturing costs driven partially by high energy, pulp and health/medical expenses, the Company incurred losses for 2004. The Company sells its products to a market characterized by price competitiveness and low, no or limited overall volume growth. During 2004, the Company realized an increase in net sales despite lower shipment volumes. The net sales improvement was attributable to a combination of factors, including a mid-year price increase and a shift to selling more value-added products.

        In addition, 2004 saw a yearlong escalation in energy prices, one of the major components of the Company’s cost of sales. Notwithstanding the increase in energy prices, the Company was successful in controlling other cost of sales elements resulting in a favorable year-to-year development in gross profit. Selling, general and administrative expenses were less than the previous year as the beneficial effects of implemented cost containment programs were realized. Per capita health care costs increased dramatically during 2004 and the Company is evaluating options to limit future upside cost exposures. The workplace redesign process to improve manufacturing efficiency and quality, begun in 2003, was completed during 2004 resulting in a permanent 20% workforce reduction at the Peshtigo Facilities. The financial effects of the workforce reduction are reported as a “restructuring provision” for 2004.

        As of December 31, 2004, the Company was in compliance with the financial covenants of its revolving credit agreement, however, due to covenant violations relating to the variable rate term loan agreement, the Company violated the cross-default provision of its revolving credit agreement. In addition, as of December 31, 2004, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement, and these violations are continuing. The Company has had discussions with its existing lenders with respect to a waiver of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Annual Report on Form 10-K, the Company had not received such waiver or revised financial covenants. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

        Under Section 289.41 of the Wisconsin Statutes, the Company is required to annually demonstrate financial responsibility for future closure related activities it must undertake under the Wisconsin Solid Waste Facilities law. In demonstrating financial responsibility, the Company previously relied on the “Net Worth Method.” As of December 31, 2004, the Company did not satisfy four of the seven specified financial “tests” and was not able to use the Net Worth Method. In such an event, the Company is required to demonstrate financial responsibility using one of the following alternative methods – a bond, a deposit, an escrow account or an irrevocable letter of credit. The Company contacted the Wisconsin Department of Natural Resources in March 2005 and is in the process of arranging for an alternate method for demonstrating financial responsibility.

        As of December 31, 2004, the Company’s capital resources included $426,000 in cash and the availability under the Company’s $12,000,000 revolving credit agreement. Borrowings under the Company’s revolving credit agreement totaled $5,223,000 as of December 31, 2004. Based on the balances in inventory and accounts receivable, the Company had $3,395,000 of availability under the revolving credit agreement at December 31, 2004. The Company has modeled its borrowing needs for 2005 and management believes, based on such model, that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances in such assumptions or projections could have a material adverse effect on the Company’s liquidity.

        During 2004, the Company determined that its Fourdrinier paper machine and related group assets are impaired in the amount of approximately $4,556,000. In determining this impairment charge, the Company relied on a discounted cash flow model that incorporates estimates of future cash flows (cash inflows less associated cash outflows) directly associated with, and that were expected to arise as a direct result of the use of, the Fourdrinier and related group assets. The circumstances related to this impairment charge were market related, namely the impact of increased expenses for fiber, chemicals and energy, and the difficulty in recovering those costs through increased product pricing. The noted impairment amount is reported on the Statement of Operations included in Item 8 of this Annual Report on Form 10-K under the separate caption, “Asset Impairment Charge.”

        Because of the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s auditors issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 in this Annual Report on Form 10-K. Management has reacted and taken action to address this situation. Among other things, the Company has hired an outside consulting firm to assist the Company is developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability.

2004 versus 2003

Net Sales

        Net sales in 2004 were $73,109,000 compared to $71,691,000 in 2003, an increase of $1,418,000, or 2%. The improvement in net sales is attributable to revenue increases in both the paper and printed product lines and new business development efforts. Year-to-year shipment volume fell 5.2% for paper products, 5.9% for printed products, and 5.3% overall. Unit sales prices for 2004 registered an average 7.7% increase over 2003, attributable partially to a price increase implemented in July 2004 and to new products being sold.

        The majority of the shipment volume decline was identified with the paper products business within which two-thirds of the decrease was attributable to Fourdrinier machine paper products output. During the fourth quarter of 2004, the Company suspended production on the Fourdrinier machine to balance production output with market requirements. In addition, the Company withdrew for pricing reasons from a market that generated approximately 10% of the Fourdrinier’s 2004 volume.

Cost of Sales

        Cost of sales totaled $70,309,000 in 2004 compared to $70,472,000 in 2003, or 96.2% and 98.3% of each year’s net sales, respectively. The minimal decrease of $163,000 was net of a $699,000 year-to-year increase in the cost of electricity and natural gas. During 2004, the cost for purchased pulp and chemicals per hundred weight of sales increased 5.5% over 2003. The combination of higher energy and material costs, and the inability to fully recoup these additional costs through improved product pricing, negatively affected earnings.

        The Company anticipates that market pulp prices will increase during the first half of 2005 and stabilize or decrease in the latter six months of the year. For 2005, the Company has contracted with one supplier to purchase a immaterial portion of its pulp requirements at a fixed price.

        In order to manage the risk associated with market price fluctuations, the Company has entered into fixed price supply contracts for natural gas for the first quarter of 2005. Furthermore, the Company is evaluating various price protection options relative to projected natural gas requirements for the remainder of 2005.

Gross Profit

        Gross profit improved to $2,800,000 in 2004 from $1,219,000 in 2003. As a percentage of net sales, the 2004 gross profit result equaled 3.8%, while 2003‘s total corresponded to 1.7%. The year-to-year gross profit recovery of $1,581,000 is mainly explained by increased revenue resulting from improved pricing in the paper products specialty grades. In addition, cost of sales were $163,000 less in 2004 compared to 2003.

Selling,General and Administrative Expense

        Selling, general and administrative expenses for 2004 were $4,774,000, or 6.5% of net sales, compared to $5,097,000 for 2003, or 7.1% of net sales. The $323,000 reduction in expenses from 2003 to 2004 is traceable in part to fewer employees and less costs for salaries and fringe benefits.

Asset Impairment Charge

        During 2004, in response to the requirements of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that its Fourdrinier paper machine and related group assets are impaired in the amount of approximately $4,556,000. In determining this impairment charge, the Company relied on a discounted cash flow model that incorporates estimates of future cash flows (cash inflows less associated cash outflows) directly associated with, and that were expected to arise as a direct result of, the use of the Fourdrinier and related group assets. The circumstances related to this impairment charge were market related, namely the impact of increased expenses for fiber, chemicals and energy, and the difficulty in recovering those costs through increased product pricing. The noted impairment amount is reported on the Consolidated Statements of Operations included in Item 8 of this Annual Report on Form 10-K under the separate caption, “Asset Impairment Charge.”

Restructuring Provision

        During 2004, the Company recognized a $1,303,000 restructuring provision charge relating to a permanent 20% workforce reduction at its Peshtigo Facilities.

Income Tax

        In 2004, the Company recorded an $836,000 income tax benefit at an effective tax rate of 9.9% of the year’s loss compared to an income tax benefit of $1,203,000 at an effective tax rate of 28% in 2003. The difference between the statutory tax rates and the Company’s effective tax rate for 2004 is attributable to increases in valuation reserves.

Other Income and Expense

        In 2004, other income and expense totaled $586,000 compared to $416,000 in 2003. The year-to-year change is due to interest expense related and assignable to increased long-term debt and the effects of rising interest rates.

2003 versus 2002

Net Sales

        Net sales in 2003 were $71,691,000 compared to $73,772,000 in 2002, a decrease of $2,081,000, or 2.8%. The reduction in net sales can be attributed to decreased shipment volume of paper products combined with increased sales of printed products. The shipment volume of paper products in 2003 as compared to 2002 declined by 5.3% while the average price for paper products increased 0.8%. The Company realized an increase in the sales of printed and converted products of $1,487,000 in 2003 as compared to 2002.

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

Cost of Sales

        Cost of sales in 2003 was $70,472,000, or 98.3% of net sales compared to $65,943,000, or 89.4% of net sales in 2002. During 2003, the market price for pulp increased resulting in higher pulp costs for the Company. The Company also incurred significantly higher costs for natural gas in 2003 as compared to 2002. The increases in the cost of pulp and natural gas combined with the inability to increase prices due to difficult market conditions resulted in higher cost of sales when measured as a percentage of sales.

        The Company’s overall cost for pulp increased $594,000, or 2.7% in 2003 as compared to 2002 on 6.7% lower production volume. The disproportionate increase in pulp costs resulted from higher market prices for pulp.

        In 2003, the Company entered into contracts with pulp suppliers to purchase a portion of its 2004 pulp requirements at a fixed price. Approximately half of the Company’s pulp requirements in 2004 were purchased under these agreements.

        During the first quarter of 2003, the market price for natural gas increased significantly. The market price for natural gas stabilized at historically high levels during the second half of 2003. Because of the increases in the market price of natural gas, the Company’s cost for natural gas in 2003 increased $1,649,000 or 57.3% from 2002. In order to reduce the risk of fluctuating market prices for natural gas, the Company purchased a significant portion of its natural gas requirements for the first half of 2004 at a fixed price.

Gross Profit

        Gross profit in 2003 was $1,219,000, or 1.7% of net sales compared to $7,829,000, or 10.6% of net sales in 2002. The decrease in gross profit is the result of higher costs for pulp and natural gas combined with the Company’s inability to increase pricing on fine paper products due to difficult market conditions.

Selling, General and Administrative Expense

        Selling, general and administrative expenses in 2003 were $5,097,000 or 7.1% of net sales compared to $5,779,000 or 7.8% in 2002. The reduction in selling, general and administrative expenses is the result of lower employment related costs and reduced spending on outside professional services.

Income Tax

        In 2003, the Company had an income tax benefit of $1,203,000, or 28% of the loss before income taxes compared to income tax expense of $925,000, or 32.8% of income before taxes in 2002. The differences between statutory rates and the Company’s effective rate are largely the result of increases in the valuation allowance.

Other Income & Expense

        During 2003, other income and expense was a $416,000 expense compared to a $774,000 net income in 2002. In 2002, the Company recognized a gain on the sale of a wastewater treatment facility of $1,125,000. The Company did not have a similar gain in 2003.

Liquidity and Capital Resources

Capital Expenditures

        Capital expenditures in 2004 were $747,000 compared to $730,000 in 2003. There were no individual capital expenditures in excess of $250,000 during 2004. The purchase of a flexible packaging rewinder and the capitalization of a press roll replacement accounted for more than 50% of 2004‘s capital additions. The Company anticipates that total capital expenditures in 2005 will not exceed $2,000,000.

Capital Resources and Loans

        In November 2001, the Company obtained a revolving credit agreement with a commercial bank providing for asset-based financing that was scheduled to expire in November 2004. In November 2003, the Company received a two-year extension of the revolving credit agreement. The financing is now scheduled to expire in November 2006. As of December 31, 2004, the revolving credit agreement provided for maximum borrowings of $12,000,000, limited to certain percentages of accounts receivable and inventory, and reduced by outstanding letters of credit. The revolving credit agreement bears interest at a variable rate based on alternative interest rate bases at the Company’s option (6.25% at December 31, 2004). A facility fee of 0.25% is payable for unused amounts. Accounts receivable and inventory collateralize the revolving credit agreement.

        As of December 31, 2004, the Company’s capital resources included $426,000 in cash and the Company’s $12,000,000 revolving credit agreement. Borrowings under the Company’s revolving credit agreement totaled $5,223,000 as of December 31, 2004. Based on the balances in inventory and accounts receivable, the Company had $3,395,000 of availability under the revolving credit agreement at December 31, 2004.

        At December 31, 2004, the revolving credit agreement required, among other items, the Company to maintain $2,000,000 in unused availability and satisfy EBITDA covenants. Capital expenditures are limited to $3,000,000 in 2004 and each subsequent year while the revolving credit agreement is in effect.

        The Company obtained a $5,000,000 variable rate term loan in November 2001 to provide financing for the purchase of equipment and other capital expenses and for debt refinancing. The variable rate term loan agreement has a maturity of November 2011 and requires monthly principal payments plus interest at prime plus 0.25%. The variable rate term loan is collateralized by certain property, plant and equipment. As of December 31, 2004, the principal balance due under the variable rate term loan was $3,777,000, and the year-end interest rate was 5.5%.

        The Company obtained $1,800,000 of funding from the Urban Development Action Committee in the form of an Urban Development Action Grant (UDAG). The UDAG loan, including additional funding obtained in November 2001 and March 2002, is due in monthly installments of $17,817, including interest at 5.0%, through maturity in November 2011. The UDAG loan is collateralized by certain property. The principal amount owed on the UDAG loan as of December 31, 2004 was $1,248,000.

        The Company obtained $160,000 of funding from the Marinette County Association of Community Development (Urban Development Loan) on January 1, 2002 for the purpose of purchasing waxing equipment. Monthly payment installments are $2,972, including interest at 4%. The loan matures in May of 2006. As of December 31, 2004, the principal balance of the Urban Development Loan was $45,000.

        The Company obtained a variable rate loan in September 2002 to finance capital expenditures. The variable rate loan provides for up to $2,000,000 in borrowings and was due in January 2004. In May 2003, the Company refinanced this loan with variable rate term debt. The variable rate term debt agreement matures in November 2015 and requires monthly principal payments plus interest at prime plus 0.25%. The variable rate term loan is collateralized by certain property, plant and equipment. As of December 31, 2004, the principal balance due was $1,806,000, and the year-end interest rate was 5.5%.

        As of December 31, 2004, the Company was in compliance with the financial covenants of its revolving credit agreement, however, due to covenant violations relating to the variable rate term loan agreement, the Company violated the cross-default provision of its revolving credit agreement. In addition, as of December 31, 2004, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement, and these violations are continuing. The Company has had discussions with its existing lenders with respect to a waiver of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Annual Report on Form 10-K, the Company had not received such waiver or revised financial covenants. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

        Under Section 289.41 of the Wisconsin Statutes, the Company is required to annually demonstrate financial responsibility for future closure related activities it must undertake under the Wisconsin Solid Waste Facilities law. In demonstrating financial responsibility, the Company previously relied on the “Net Worth ethod.” As of December 31, 2004, the Company did not satisfy four of the seven specified financial “tests” and was not able to use the Net Worth Method. In such an event, the Company is required to demonstrate financial responsibility using one of the following alternative methods – a bond, a deposit, an escrow account or an irrevocable letter of credit. The Company contacted the Wisconsin Department of Natural Resources in March 2005 and is in the process of arranging for an alternate method for demonstrating financial responsibility.

        As of December 31, 2004, the Company’s capital resources included $426,000 in cash and the availability under the Company’s $12,000,000 revolving credit agreement. Borrowings under the Company’s revolving credit agreement totaled $5,223,000 as of December 31, 2004. Based on the balances in inventory and accounts receivable, the Company had $3,395,000 of availability under the revolving credit agreement at December 31, 2004. The Company has modeled its borrowing needs for 2005 and management believes, based on such model, that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any errors in such assumptions or projections could have a material adverse effect on the Company’s liquidity.

        Because of the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s auditors issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 in the Annual Report on Form 10-K. Management has reacted and taken action to address this situation. Among other things, the Company has hired an outside consulting firm to assist the Company is developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability.

Capital Lease Obligations

        In November 2003, the Company entered into a capital lease agreement with GE Capital in the amount of $1,150,000 to fund the acquisition of foil laminator equipment at the Oconto Falls Facilities. The lease provides for monthly payments of $14,913, including interest at 5.9%. The final lease payment is due in November 2010, with an option to purchase the equipment for a fixed price at that time. As of December 31, 2004, the balance due on the lease totaled $1,025,000.

        In November 2004, the Company entered into a capital lease agreement with GE Capital in the amount of $186,000 to fund the acquisition of winder equipment at the Oconto Falls Facilities. Lease payments of $4,492 per month commenced January 2005 and continue for 47 months, after which the Company has the option to purchase the equipment at a fixed price. The lease carries an interest rate of 6.7%. As of December 31, 2004, the balance due on the lease was $186,000.

Cash Flows

        Net cash required to support operations in 2004 was $1,282,000 compared to cash required to support operations of $2,110,000 in 2003. The improvement in negative operating cash flow is attributable to a reduction in the year-to-year operating loss, net of 2004‘s asset impairment charge and restructuring provision, offset in part by an increase in accounts receivable.

        Net cash used in investing activities in 2004 was $747,000 compared to $730,000 in 2003.

        Cash flow generated from financing activities in 2004 was $1,799,000 compared to $2,394,000 in 2003. The year-to-year improvement is attributable partially to the improved negative cash flow development discussed above.

        In November of 2003, the Company entered into a capital lease arrangement with a financing company. The total amount financed was $1,150,000. This capital lease is discussed in more detail under the preceding “Capital Lease Obligations” caption.

        In November 2004, the Company entered into a capital lease arrangement with a financing company. The total amount financed was $186,000. This capital lease is discussed in more detail under the preceding “Capital Lease Obligations” caption.

        The Company believes that its cash flow from operations, together with available borrowing capacity, will be adequate to allow the Company to operate and meet its obligations in 2005. The Company has modeled its borrowing needs for 2005 and management believes, based on such model, that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances in such assumptions or projections could have a material adverse effect on the Company’s liquidity.

Contractual Obligations

        The following table of certain material contractual obligations at December 31, 2004 summarizes the effect that these obligations are expected to have on the Company’s cash flow in future periods set forth below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$6,876,000	$716,000	$2,447,000	$2,167,000	$1,546,000
Capital Leases	1,211,000	165,000	556,000	490,000	0
Operating Leases	732,000	355,000	377,000	0	0
Bank Revolving Credit Agreement	5,223,000	5,223,000	0	0	0
Pulp and Energy Contracts	4,878,000	4,878,000	0	0	0

Total	$18,920,000	$11,337,000	$3,380,000	$2,657,000	$1,546,000

Application of Critical Accounting Policies and Estimates

        The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the Company’s financial condition and results of operations. Management believes the accounting policies described below meet these characteristics.

Revenue Recognition

        Sales revenue consists of direct sales to customers. Sales are recognized when products are shipped to the customers, with provisions for discounts and rebates to customers and returns and other adjustments provided for in the period the related sales are recorded.

Research and Product Development Costs

        The Company’s strategy is to expand its product offering into specialty and niche markets. The costs associated with the development of new products are expensed when incurred. To the extent that new product trials are successful, customers will pay for the product and the products will be included in sales for the period.

Bad Debt

        During each accounting period, the Company determines an amount to be reserved to cover potentially uncollectible accounts. The Company’s methodology is based upon a risk-based evaluation of accounts receivable associated with a customer’s ability to make payments. These evaluations require considerable judgment in assessing the ultimate potential for realization of these receivables, including reviewing the financial condition of the customer and considering current market conditions. If the Company’s evaluation of a customer’s ability to pay is incorrect, future charges may be incurred.

Benefit Accruals

        During each accounting period, the Company estimates the amount to be accrued for medical costs incurred but not yet reported under its self-funded employee medical insurance plans. The Company’s estimates are based on an evaluation of past rates of claim payouts and trends in the amount of payouts. This determination process requires significant judgment and is dependent upon the likelihood that past trends are representative of future payment patterns. A significant shift in usage and payment patterns within the Company’s medical plans could necessitate significant material adjustments to these medical cost accruals in future accounting periods.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest on its debt. As of December 31, 2004, the Company’s revolving credit agreement provides for borrowings up to $12,000,000 (subject to a collateral formula) and extends to November 2006. An annual commitment fee of 0.25% is payable for unused amounts. The Company’s interest rate floats, and bears interest at a variable rate based on alternative interest rate bases at the Company’s option. As of December 31, 2004, the Company was paying 6.25% annual rate on amounts borrowed under the revolving credit agreement.

        A majority of the Company’s debt is at variable interest rates, and a hypothetical 1.0% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $133,000.

        The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Badger Paper Mills, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Badger Paper Mills, Inc. and Subsidiary as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note G, the Company’s consolidated balance sheet as of December 31, 2003 has been restated to classify certain debt as current.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, a significant portion of the Company’s revenues are in commodity grades of paper. The combination of intense competition within the marketplace for this paper and rising manufacturing costs has resulted in significant losses occurring at the Company for 2004 and 2003. This had an adverse effect on various financial ratios, creating defaults under loan agreements. The Company is negotiating with its lenders but has not received waivers from the lenders relating to these defaults. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
Appleton, Wisconsin
February 4, 2005

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
December 31
(dollars in thousands)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$426	$656
Accounts receivable, net	6,359	4,991
Inventories	6,066	5,896
Refundable income taxes	168	414
Prepaid expenses and other	490	539

Total current assets	13,509	12,496
PROPERTY, PLANT AND EQUIPMENT, NET	19,220	25,510
OTHER ASSETS	543	472

Total assets	$33,272	$38,478

LIABILITIES
CURRENT LIABILITIES
Current portion of long-term debt, as restated for 2003	$11,159	$3,630
Accounts payable	3,061	2,608
Accrued liabilities	3,692	3,882

Total current liabilities	17,912	10,120
LONG-TERM DEBT, as restated for 2003, net of current portion	2,151	7,881
DEFERRED INCOME TAXES	--	340
OTHER LONG-TERM LIABILITIES	1,395	788
COMMITMENTS AND CONTINGENCIES	--	--
SHAREHOLDERS' EQUITY
Common stock, no par value; 4,000,000 shares authorized
2,160,000 shares issued	2,700	2,700
Additional paid-in capital	24	49
Retained earnings	10,438	18,021
Treasury stock, at cost, 109,775 and 120,845
shares in 2004 and 2003, respectively	(1,348)	(1,421)

Total shareholders' equity	11,814	19,349

Total liabilities and shareholders' equity	$33,272	$38,478

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,

(dollars in thousands, except for per share data)

	2004	2003	2002
Net sales	$73,109	$71,691	$73,772
Expenses:
Cost of sales	70,309	70,472	65,943

Gross profit	2,800	1,219	7,829
Selling, general and administrative expenses	4,774	5,097	5,779
Asset impairment charge	4,556	--	--
Restructuring provision	1,303	--	--

Operating income (loss)	(7,833)	(3,878)	2,050
Other income (expense)
Interest and dividend income	6	6	23
Interest expense	(622)	(440)	(402)
Gain on sale of non-core assets	--	--	1,125
Miscellaneous, net	30	18	28

	(586)	(416)	774

Income (loss) before income taxes	(8,419)	(4,294)	2,824
Provision (benefit) for income taxes	(836)	(1,203)	925

Net income (loss)	$(7,583)	$(3,091)	$1,899

Net income (loss) per share - basic	$(3.71)	$(1.52)	$0.94

Net income (loss) per share - diluted	$(3.71)	$(1.52)	$0.91

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31,
(dollars in thousands)

	2004	2003	2002
Common Stock
Balance, December 31	$2,700	$2,700	$2,700

Additional paid-in capital
Balance, January 1	49	59	54
Treasury stock issued	(25)	(10)	5

Balance, December 31	24	49	59

Retained earnings
Balance, January 1	18,021	21,112	19,213
Net income (loss)	(7,583)	(3,091)	1,899

Balance, December 31	10,438	18,021	21,112

Treasury stock
Balance, January 1	(1,421)	(1,479)	(1,522)
Shares issued (11,070, 8,970 and 6,600 shares in 2004,
2003 and 2002, respectively)	73	58	43

Balance, December 31	(1,348)	(1,421)	(1,479)

Shareholders' equity
Balance, December 31	$11,814	$19,349	$22,392

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(7,583)	$(3,091)	$1,899
Adjustments to reconcile to net cash (used in) provided by
operating activities
Depreciation, including asset impairment charge of $4,556 (2004)	7,037	2,475	2,442
Directors' fees paid in shares	48	48	48
Deferred income taxes	(340)	(764)	415
Gain on sale of non-core assets	--	--	(1,125)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,368)	89	1,027
Inventories	(170)	719	(1,632)
Accounts payable and accrued liabilities	263	(1,695)	1,472
Income taxes refundable (payable)	246	55	(699)
Other	585	54	459

Net cash (used in) provided by operating activities	(1,282)	(2,110)	4,306
Cash flows from investing activities:
Additions to property, plant and equipment	(747)	(730)	(3,165)
Proceeds from sale of non-core assets	--	--	1,374
Net maturities (purchases) of certificates of deposit	--	--	64

Net cash used in investing activities	(747)	(730)	(1,627)
Cash flows from financing activities:
Increase (decrease) in revolving credit agreement, net	2,466	2,737	(4,927)
Proceeds from long-term debt	--	325	3,211
Payments on long-term debt	(667)	(668)	(525)

Net cash provided by (used in) financing activities	1,799	2,394	(2,241)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(230)	(446)	438
Cash and cash equivalents:
Beginning of year	656	1,102	664

End of year	$426	$656	$1,102

The accompanying notes are an integral part of these statements.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES

        Badger Paper Mills, Inc. (“the Company”) manufactures paper and paper products and provides printing and converting services to customers throughout North America, with concentrations in the Midwestern States of Wisconsin, Illinois, Michigan and Ohio. The Company’s wholly owned subsidiary, Peshtigo Power, LLC, produces steam for the Company.

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

3.   Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. The Company provides credit in the normal course of business to its customers. These customers are located throughout North America. No single customer accounted for more than 10% of the Company’s consolidated net sales in 2004, 2003 or 2002. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

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
December 31, 2004, 2003 and 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES — Continued

6.   Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

7.   Receivables

Accounts receivable are stated net of an allowance for sales returns, cash discounts and doubtful accounts. Credit is extended based on prior experience with the customer and evaluation of the customer’s current financial condition. Accounts receivable are generally due within 30 to 45 days. The Company estimates an allowance based on actual payment history of each individual customer, adverse situations that may affect the customer’s ability to pay and prevailing economic conditions. Consequently, an adverse change in the financial condition of a particular customer could affect the Company’s estimate of its allowance. Past due receivables are written off against the receivables allowance when it is determined the outstanding balance is uncollectible; subsequent recoveries of previously written off balances are credited to the receivables allowance.

8.   Inventories

Substantially all inventories are valued at the lower of cost or market with cost being determined on the last-in, first-out (“LIFO”) basis.

9.   Property, Plant and Equipment

Property, plant and equipment are stated at cost. Replacement parts are stated at cost, subject to net realizable value. If the replacement parts are utilized in a project that either extends the life or increases the capacity of the equipment, then the cost of the replacement parts is capitalized. If the replacement parts are utilized in ordinary repairs or maintenance, then their costs are charged to operating expense. Depreciation of plant and equipment is determined using the straight-line method over the estimated useful lives of the assets. The useful life of land improvements is 15 years. The useful lives of buildings range from 30 to 33 years and of machinery and equipment from 3 to 17 years. Leased property under a capital lease structure is amortized over the life of the lease. Accelerated depreciation is used for income tax purposes.

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

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES – Continued

10.   Environmental Expenditures

Accruals for remediation costs are recorded when it is probable that a liability exists and the amount of the costs associated with the liability can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation are discounted to their present value when the amount and timing of expected cash payments are readily determinable.

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

12.   Stock Options

The Company uses the intrinsic value method to account for its stock options. Therefore, if the exercise price of the stock options is equal to or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses the impact as if the shares were accounted for under the fair value method.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value method to stock-based employee compensation:

	Year ended December 31,
	2004	2003	2002
Net (loss) income as reported	$(7,583)	$(3,091)	$1,899
Add: reversal of prior year stock based
compensation determined under the fair
value method, net of tax effects	11	205	--
Deduct: stock based compensation expense
determined under the fair value method, net
of tax effects	(36)	(62)	(127)

Pro forma net (loss) income	$(7,608)	$(2,948)	$1,772

Earnings (loss) per share:
Basic - as reported	$(3.71)	$(1.52)	$0.94
Basic - pro forma	(3.72)	(1.45)	0.88

Diluted - as reported	$(3.71)	$(1.52)	$0.91
Diluted - pro forma	(3.72)	(1.45)	0.85

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE A — SUMMARY OF ACCOUNTING POLICIES – Continued

13.   Revenue Recognition

Sales revenue consists of direct sales to customers. Sales are recognized when products are shipped to the customer, with provisions for discounts and rebates to customers and returns and other adjustments provided for in the period the related sales are recorded.

14.   Shipping and Handling Costs

The Company records shipping and handling costs in cost of sales on the Consolidated Statements of Operations. Shipping and handling costs amounted to $4,915,000, $4,751,000 and $5,133,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

15.   Research and Product Development Costs

Research and product development costs related to potential new products and applications are expensed when incurred. These costs, after consideration of customer reimbursements, amounted to $732,000, $673,000, and $769,000 for 2004, 2003 and 2002, respectively. Customer reimbursements amounted to $519,000, $944,000 and $2,467,000 for 2004, 2003 and 2002, respectively.

16.   Net Income (Loss) Per Share

Net income (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year:

	2004	2003	2002
Basic	2,043,561	2,033,391	2,026,299
Diluted	2,043,561	2,033,391	2,085,841

Stock options to purchase 57,000 common shares in 2004, 66,000 common shares in 2003 and 7,000 common shares in 2002 were not dilutive and, therefore, have not been included in the computations of diluted per common share amounts.

17.   Prospective Accounting Pronouncements

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant date fair value of the equity instruments issued. This Statement will be effective for the Company in the first quarter of 2006. The Financial Accounting Standards Board issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires abnormal amounts of idle facility expense to be recognized as current period charges. The Company believes that the adoption of these new accounting pronouncements will not have a material impact on its results of operations or financial position. This Statement will be effective for the Company January 1, 2006.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE B — OPERATIONS

Due to intense competition in the marketplace and increased manufacturing costs driven partially by high energy, pulp and health/medical expenses, the Company has incurred losses in 2004 and 2003. Certain of these losses are directly identified with the output related to the Fourdrinier paper machine, whose product mix is heavily weighted to business and office paper that is used for reprographic and office correspondence end use, and commodity offset for general printing use. As a result of the losses related to Fourdrinier and changes in the paper market, in the fourth quarter of 2004, management performed an asset impairment analysis related to the cash flows generated by the Fourdrinier group of assets. Based on this analysis, an impairment charge of $4,556,000 was charged to operations.

As of December 31, 2004, the Company was in compliance with the financial covenants of its revolving credit agreement, however, due to covenant violations relating to the variable rate term loan agreement, the Company violated the cross-default provision of its revolving credit agreement. In addition, as of December 31, 2004, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate loan agreement and these violations are continuing. As a result of these defaults, the lenders have various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement.

At December 31, 2004, the Company’s capital resources included $426,000 in cash and the availability under the Company’s $12,000,000 revolving credit agreement. Borrowings under the Company’s revolving credit agreement totaled $5,223,000 as of December 31, 2004. Based on the balances in inventory and accounts receivable, the Company had $3,395,000 of availability under the revolving credit agreement at December 31, 2004. The Company has modeled its borrowing needs for 2005 and management believes, based on such model, that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirements for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances from such assumptions or projections could have a material adverse effect on the Company’s liquidity.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the Company’s assets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to maintain its present financing and succeed in its future operations.

Management has taken certain action related to the Company’s situation. The Company has hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability. The Company also has had discussions with its existing lenders with respect to a waiver of the Company’s contractual violations and with respect to revised financial covenants that are consistent with the Company’s current operating plan. Management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with it lenders going forward, but there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. The audited consolidated financial statements included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue operating as a going concern.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE C — RECEIVABLE ALLOWANCES

The receivable allowances at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Sales returns and allowances	$372	$473
Cash discounts	120	11
Doubtful accounts	400	431

	$892	$915

NOTE D — INVENTORIES

The major classes of inventories, valued on the LIFO cost method, at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Raw Materials	$2,130	$1,914
Work-in-process and finished stock	3,936	3,982

	$6,066	$5,896

It is not practical to separate finished stock and work-in-process inventories. The first-in, first-out cost of raw materials, work-in-process and finished stock inventories approximated $10,741,000 and $10,233,000 at December 31, 2004 and 2003, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Machinery and equipment	$63,443	$62,714
Buildings	9,183	9,183
Replacement parts	1,271	1,321
Land	66	70

	73,963	73,288
Accumulated depreciation	54,743	47,778

	$19,220	$25,510

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE E — PROPERTY, PLANT AND EQUIPMENT — Continued

In accordance with its policy on impairment of long-lived assets, the Company identified impairment losses related to its Fourdrinier paper machine and related group assets used in operations during 2004. These losses are reported as asset impairment charges in the Consolidated Statements of Operations and amounted to $4,556,000. High raw material and energy costs and competition in certain grades of paper caused the Company to perform an impairment analysis in the fourth quarter of 2004. Projections were prepared related to certain grades of paper to determine whether the group of assets producing this paper was impaired. Then, discounted cash flows were used to estimate the fair value of the assets for purposes of measuring the impairment charge.

NOTE F — ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Compensation, including future absences, and related taxes	$1,779	$1,817
Defined contribution plan	491	550
Incurred but not reported medical claims	652	652
Other	770	863

	$3,692	$3,882

NOTE G — DEBT

Long-term debt at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Revolving credit agreement	$5,223	$2,756
Term loan	3,777	4,233
Capital lease obligation	1,211	1,116
Variable rate loan	1,806	1,932
Urban Development Action Grant ("UDAG")	1,293	1,474

	13,310	11,511
Less: current maturities	11,159	3,630

	$2,151	$7,881

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE G — DEBT – Continued

In November 2001, the Company obtained a revolving credit agreement with a commercial bank providing for asset-based financing, which was scheduled to expire in November 2004. In November 2003, the Company received a two-year extension of the revolving credit agreement. The revolving credit agreement is now scheduled to expire in November 2006. As of December 31, 2004, the revolving credit agreement provides for maximum borrowings of $12,000,000, limited to certain percentages of receivables and inventory, and reduced by outstanding letters of credit. The revolving credit agreement bears interest at a variable rate based on alternative interest rate bases plus the applicable margin, as defined in the agreement, currently 6.25% at December 31, 2004. A facility fee of 0.25% is payable for unused amounts. At December 31, 2004, the revolving credit agreement required, among other items, the Company to maintain $2,000,000 in undrawn availability and satisfy EBITDA covenants. In addition, capital expenditures are limited to $3,000,000 in 2004 and each subsequent year the revolving credit agreement is in effect. As of December 31, 2004, the Company was in compliance with the financial covenants of the revolving credit agreement, however, due to covenant violations relating to the variable rate term loan agreement, the Company violated the cross-default provision of the revolving credit agreement. Since the Company is not in compliance with the cross-default provision and the outcome of the waiver negotiations are unknown at this time, the Company has classified this debt as short-term. As more fully discussed in Note B, the Company is currently in the process of negotiating with its lender to obtain a waiver of these covenant violations.

The Company obtained a $5,000,000 variable rate term loan in November 2001 to provide financing for the purchase of equipment and other capital expenses and for debt refinancing. The variable rate term loan has a maturity of November 2011 and requires monthly principal payments plus interest at prime plus 0.25% (effective 5.5% as of December 31, 2004). At December 31, 2003, the variable rate term loan required, among other items, the Company to maintain a minimum debt service ratio and restrict indebtedness of the Company. At December 31, 2004, the Company did not meet these covenants and has classified this debt as short-term as a result of the covenant violations. As more fully discussed in Note B, the Company is currently in the process of negotiating with its lender to obtain a waiver of these covenant violations.

The Company obtained a variable rate loan in September 2002 to finance capital expenditures. The agreement provides for up to $2,000,000 in borrowings and was due in January 2004. In May 2003, the Company refinanced this loan with variable rate term debt. The loan agreement has a maturity of November 2015 and requires monthly principal payments plus interest at prime plus 0.25% (effective 5.5% as of December 31, 2004). At December 31, 2004, the Company did not meet these covenants and has classified this debt as short-term as a result of the covenant violations. As more fully discussed in Note B, the Company is currently in the process of negotiating with its lender to obtain a waiver of these covenant violations.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE G — DEBT — Continued

The Company obtained $1,800,000 of funding from the Urban Development Action Committee in the form of an Urban Development Action Grant (UDAG). The UDAG debt, including additional funding obtained in November 2001 and March 2002, is due in monthly installments of $17,817, including interest at 5.0%, through maturity in November 2011.

The Company obtained $160,000 of funding from the Marinette County Association of Community Development (Urban Development Loan) on January 1, 2002, for the purpose of purchasing waxing equipment. Monthly payment installations are $2,972, including interest at 4.0%, through maturity in May 2006.

In November 2003, the Company entered into a capital lease agreement with GE Capital in the amount of $1,150,000 to fund the acquisition of foil laminator equipment at the Oconto Falls Facilities. The lease provides for monthly payments of $14,913, including interest at 5.9%. The final lease payment is due in November 2010, with an option to purchase the equipment for a fixed price at that time. As of December 31, 2004, the balance due on the lease totaled $1,025,000.

In November 2004, the Company entered into a capital lease agreement with GE Capital in the amount of $186,000 to fund the acquisition of winder equipment at the Oconto Falls Facilities. Lease payments of $4,492 per month commenced January 2005 and continue for 47 months, after which the Company has the option to purchase the equipment at a fixed price. The lease carries an interest rate of 6.7%. As of December 31, 2004, the balance due on the lease was $186,000.

Substantially all of the Company’s assets serve as collateral for the above referenced debt.

Maturities of long-term debt for the years ending after December 31, 2004 are as follows:

Year ending December 31,	Notes payable and revolving line of credit	Minimum capital lease payments	Amount representing interest	Net present value of long- term debt
2005	$10,994	$233	$(68)	$11,159
2006	173	233	(57)	349
2007	170	233	(47)	356
2008	179	229	(35)	373
2009	188	515	(25)	678
Thereafter	395	0	0	395

	$12,099	$1,443	$(232)	$13,310

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE G — DEBT — Continued

The Company has re-examined the provisions of its revolving credit agreement, and, based on Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions of the credit agreement, the Company has reclassified balances outstanding as of December 31, 2003 under the revolving credit agreement from long-term to short-term debt, though the existing revolving credit agreement does not mature until November, 2006. As a result, the Company has reclassified $2,756,000 as of December 31, 2003 from long-term debt to short-term debt.

A summary of the effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2003 is as follows:

	December 31, 2003
(in thousands)	As previously reported	As restated
Term and variable rate loans	$5,619	$5,619
Urban Development Action Grant
and Urban Development Loan	1,293	1,293
Revolving credit agreement	2,756	0
Capital lease obligations	969	969

Long-term debt	$10,637	$7,881

Term and variable rate loans - current portion	$546	$546
Urban Development Action Grant
and Urban Development Loan - current portion	181	181
Revolving credit agreement	0	2,756
Capital lease obligations - current portion	147	147

Short-term debt	$874	$3,630

Total current liabilities	$7,364	$10,120

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE H — INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	2004	2003	2002
Currently payable (refundable):
Federal	$(516)	$(456)	$490
State	20	17	20

	(496)	(439)	510
Deferred:
Federal	(340)	(764)	415
State	--	--	--

	(340)	(764)	415

	$(836)	$(1,203)	$925

The significant differences between the effective tax rate and the statutory federal tax rates are as follows:

	2004	2003	2002
Statutory Federal tax rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in valuation reserve	30.6	8.8	(0.4)
Other	(6.5)	(2.8)	(0.9)

Effective tax rate	(9.9)%	(28.0)%	32.7%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$357	$366
Inventories	105	290
Accrued expenses	1,282	937
Postretirement benefits	300	320
Federal net operating loss carryforward	250	358
Alternative minimum tax carryforwards	2,044	1,902
Tax credit carryforwards	1,560	1,099
State net operating loss carryforwards	635	207
State credit carryforwards	2,852	1,727

	9,385	7,206
Deferred tax liabilities:
Fixed assets	$(3,757)	$(5,232)
Valuation allowance	(5,628)	(2,314)

Net liability	$0	$(340)

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE H — INCOME TAXES – Continued

The total deferred tax liabilities (assets) as presented in the accompanying balance sheet are as follows (in thousands):

	2004	2003
Net long-term deferred tax liabilities	$0	$340
Gross current deferred tax assets	0	0

	$0	$340

For Federal income tax purposes, the Company has net operating loss carryforwards, research and development credit carryovers, alternative minimum net operating loss carryforwards, and alternative minimum tax credit carryovers of $735,000, $1,560,000, $2,519,000 and $2,044,000, respectively. For state income tax purposes, the Company has net operating loss and tax credit carryovers of $12,182,000 and $2,852,000, respectively. Certain carryforwards expire at various times over the next 20 years. For financial reporting purposes, a valuation allowance has been established to the extent that state carryforwards, absent future taxable income, will expire unused. The valuation allowance increased $3,314,000 in 2004 and $526,000 in 2003.

NOTE I — EMPLOYEE BENEFITS

The Company has defined contribution plans covering substantially all of its employees. Contribution expenses associated with these plans were $491,000, $550,000 and $646,000 in 2004, 2003 and 2002, respectively.

The Company is self-funded for health costs. The Company has stop-loss coverage for costs in excess of $120,000 per individual per year.

NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (refunded) for interest and income taxes was as follows (in thousands):

	2004	2003	2002
Interest	$631	$428	$418
Income taxes, net of refund received	(744)	(494)	1,239

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE K — DIRECTOR STOCK GRANT PLANS

In 2001, 1999 and 1997, in order to attract and retain competent individuals to serve as directors of the Company, the Company established Director Stock Grant Plans. An aggregate of 110,000 common shares was reserved for issuance. Each director of the Company is to receive a grant of common shares, at fair market value, in partial payment of his or her director’s fee. During 2004, 2003 and 2002, 11,070, 8,970, and 6,600 shares, respectively were issued from treasury stock, at a value of $48,000, $48,000 and $48,000, respectively.

Subject to approval by the shareholders of the Company at the Company’s May 15, 2005 annual meeting of shareholders, the 2001 Director Stock Grant Plan will be amended to, among other things, reserve for issuance on and after December 31, 2004 an additional 100,000 common shares.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE L — STOCK OPTION PLAN

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

The following table summarizes the transactions related to the Company’s 1998 and 2002 incentive stock option plans for the three-year period ended December 31, 2004:

	Number of shares	Weighted average exercise price
Stock options outstanding -
January 1, 2002	129,000	$4.01
Options forfeited	(20,000)	7.76

Stock options outstanding -
December 31, 2002	109,000	3.35
Options granted	57,000	5.75
Options forfeited	(100,000)	3.00

Stock options outstanding -
December 31, 2003	66,000	5.66
Options forfeited	(9,000)	7.12

Stock options outstanding -
December 31, 2004	57,000	$5.77

Price of $8.09 (weighted-
average contractual life of 1 - 5 years)	5,000	$8.09
Price of $5.50 - $5.55 (weighted-average
contractual life of 5 years)	52,000	$5.55

	57,000	--

Exercisable options -
December 31, 2002	9,000	$7.25
December 31, 2003	16,000	$7.22
December 31, 2004	7,000	$7.35

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE L — STOCK OPTION PLAN — Continued

The Company has determined the pro forma effect as if the Company had accounted for stock options granted under the plan under the fair value method. The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued:

2003
Risk-free interest rate	4.50%
Dividend yield	--
Volatility factor	126%
Weighted average expected life	7.75 years

The weighted average fair value of options granted in 2003 was $5.75 per share. No options were granted in 2004 and 2002.

NOTE M — COMMITMENTS AND CONTINGENCIES

Rental Agreements

The Company leases warehouse space and certain equipment under various agreements, which are classified as operating leases and expire through April 2007. Total rent expense amounted to approximately $615,000, $736,000 and $726,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental payments are as follows (in thousands):

Year ended December 31,
2005	$355
2006	290
2007	87

$732

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE M — COMMITMENTS AND CONTINGENCIES — Continued

Environmental Matters

        In May 1999, the Company entered into an agreement with the Wisconsin Department of Natural Resources (“WDNR”) related to the closure of a solid waste landfill. If the WDNR subsequently determines that the closure was ineffective, then the WDNR may require the Company to undertake further remedial actions. In April 1999, a consultant was engaged by the Company to determine the costs associated with potential future remediation actions. These potential future remediation actions were estimated to approximate $300,000. The Company has not subsequently updated this consultant’s report. Management believes any future remediation actions, if any, will not have a material adverse impact on the financial statements. Under Section 289.41 of the Wisconsin Statutes, the Company is required to annually demonstrate financial responsibility for future closure related activities it must undertake under the Wisconsin Solid Waste Facilities law. In demonstrating financial responsibility, the Company previously relied on the “Net Worth Method.” As of December 31, 2004, the Company did not satisfy four of the seven specified financial “tests” and was not able to use the Net Worth Method. In such an event, the Company is required to demonstrate financial responsibility using one of the following alternative methods – a bond, a deposit, an escrow account or an irrevocable letter of credit. The Company contacted the Wisconsin Department of Natural Resources in March 2005 and is in the process of arranging for an alternate method for demonstrating financial responsibility.

        Based on a January 2005 report from the Company’s environmental consultant, the Company’s future solid waste facility closure activities, which are subject to the financial responsibility requirements, are recommended to consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The annual cost of the recommended work is less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report.

NOTE N – RESTRUCTURING PROVISION

        In the first quarter of 2004, the Company incurred a $1,303,000 non-cash restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. At December 31, 2004, $398,000 of plan related cash payments had been made, with the remaining accrual, consisting exclusively of retirement benefits, of $905,000 at December 31, 2004.

NOTE O – CONCENTRATION IN WORKFORCE

        At December 31, 2004, essentially all of the Company’s 146 production employees were covered by collective bargaining agreements that expire in May 2005. The Company intends to commence formal contract negotiations with its covered employees during April 2005. There can be no assurance that the labor contract negotiations will be successful.

Badger Paper Mills, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2004, 2003 and 2002

NOTE P — SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31 (in thousands):

	Fiscal Quarter
2004	First	Second	Third	Fourth	Total
Net sales	$17,378	$19,118	$20,052	$16,561	$73,109
Gross profit (loss)	737	(262)	1,394	931	2,800
Net income (loss)	(1,876)	(1,668)	35	(4,074)	(7,583)
Basic earnings (loss) per share	(0.92)	(0.82)	0.02	(1.99)	(3.71)
Diluted earnings (loss) per share	(0.92)	(0.82)	0.02	(1.99)	(3.71)

	Fiscal Quarter
2003	First	Second	Third	Fourth	Total
Net sales	$19,669	$18,636	$18,499	$14,887	$71,691
Gross profit (loss)	6	643	1,068	(498)	1,219
Net income (loss)	(1,021)	(557)	(201)	(1,312)	(3,091)
Basic earnings (loss) per share	(0.50)	(0.27)	(0.10)	(0.65)	(1.52)
Diluted earnings (loss) per share	(0.50)	(0.27)	(0.10)	(0.65)	(1.52)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation, with the participation of the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that (a) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (b) material information relating to the Company, including its consolidated subsidiary was made known to them by others within those entities

Changes in Internal Control Over Financial Reporting

        There was no significant change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	Other Information

        None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors and Section 16 compliance is hereby incorporated herein by reference to the information included under the captions, “Election of Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission. Information with respect to the executive officers of the Company appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

        The Company has adopted a Code of Ethics and Business Conduct that applies to all employees and directors of the Company, including the Company’s President and Chief Executive Officer, Chief Financial Officer and other persons performing similar functions. The Company has posted a copy of the Code of Ethics and Business Conduct on its website at www.badgerpaper.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics and Business Conduct by posting such information on its website.

Item 11.	Executive Compensation

        The information required by this Item is hereby incorporated herein by reference to the information included under the caption “Board of Directors-Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Performance Information” set forth in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table provides information about the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans
approved by security holders	57,000	$5.77	227,285
Equity compensation plans
not approved by security holders	--	--	--

Total	57,000	$5.77	227,285

(1)	Represents options to purchase the Company’s common stock granted under the 1998 Stock Option Plan.

(2)	Includes 150,000 shares of the Company’s common stock available for issuance under the Company’s 2002 Stock Option Plan, 73,000 shares of the Company’s common stock available for issuance under the Company’s 1998 Stock Option Plan and 4,285 shares of the Company’s common stock available for issuance under the Company’s 2001 Director Stock Grant Plan. Subject to approval by the shareholders of the Company at the Company’s May 15, 2005 annual meeting of shareholders, the 2001 Director Stock Grant Plan will be amended to, among other things, reserve for issuance on and after December 31, 2004 an additional 100,000 common shares.

Security Ownership of Certain Beneficial Owners

        The information required by this Item is hereby incorporated herein by reference to the information included under the caption “Stock Ownership of Certain Beneficial Owners and Management,” set forth in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Security Ownership of Management

        The information required by this Item is hereby incorporated herein by reference to the information included under the captions, “Stock Ownership of Certain Beneficial Owners and Management”, set forth in the Company’s Proxy to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions

        The information required by this Item is hereby incorporated herein by reference to the information included under the caption, “Executive Compensation — Certain Relationships and Transactions,” set forth in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated herein by reference to the information included under the caption, “Miscellaneous Independent Auditor’s Fees,” set forth in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements: The following financial statements and report of independent accountants are included in Item 8:

		Pages
a.	Report of Independent Registered Public Accounting Firm	22
b.	Consolidated Balance Sheets, December 31, 2004 and 2003	23
c.	Consolidated Statements of Operations for the years ended
	December 31, 2004, 2003 and 2002	24
d.	Consolidated Statements of Shareholders' Equity for the
	years ended December 31, 2004, 2003 and 2002	25
e.	Consolidated Statements of Cash Flows for the years ended
	December 31, 2004, 2003 and 2002	26
f.	Notes to Consolidated Financial Statements	27

(2)	Financial Statement Schedules: The following financial statement schedule and related accountant’s report are filed as part of this Annual Report on Form 10-K:

		Pages
a.	Schedule II Valuation and Qualifying Accounts and Reserves	49
b.	Report of Independent Registered Public Accounting Firm on
	financial statement schedule	48

Financial statement schedules other than that listed above are omitted because they are not applicable, not required, or equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(3)	Exhibits: The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

(c)	Financial Statement Schedules: Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER PAPER MILLS, INC.
Date: March 31, 2005	By:	/s/ Ronald E. Swanson
Ronald E. Swanson President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald E. Swanson	Date: March 31, 2005
Ronald E. Swanson, President,
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Paul M. Bouthilet	Date: March 31, 2005
Paul M. Bouthilet, Vice President,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)
/s/ Harold J. Bergman	Date: March 31, 2005
Harold J. Bergman, Director
/s/ L. Harvey Buek	Date: March 31, 2005
L. Harvey Buek, Director
/s/ Mark D. Burish	Date: March 31, 2005
Mark D. Burish, Director
/s/ James L. Kemerling	Date: March 31, 2005
James L. Kemerling,
Chairman of the Board
/s/ Daniel D. King	Date: March 31, 2005
Daniel D. King, Director
Date: March __, 2005
John T. Paprocki, Director
/s/ William A. Raaths	Date: March 31, 2005
William A. Raaths, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Badger Paper Mills, Inc. and Subsidiary
Peshtigo, Wisconsin

        Our report on the 2004, 2003 and 2002 financial statements of Badger Paper Mills, Inc. and Subsidiary is included on page 22 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 49 of this Form 10-K.

        In our opinion, the 2004, 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  Grant Thornton LLP
Appleton, Wisconsin
February 4, 2005

Schedule II —Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2004, 2003 and 2002 (in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Balance at end of year
Deducted in the balance sheet from the assets
to which they apply:
Allowance for discounts, doubtful accounts
and claims/allowances:
Year ended December 31, 2004
Doubtful accounts and claims/allowances	$904	$884	$1,016	(A)	$772
Discounts	11	754	645	(B)	120

	915	$1,638	$1,661		892

Year ended December 31, 2003
Doubtful accounts and claims/allowances	$748	$1,121	$965	(A)	$904
Discounts	62	627	678	(B)	11

	$810	$1,748	$1,643		$915

Year ended December 31, 2002
Doubtful accounts and claims/allowances	$542	$929	$723	(A)	$748
Discounts	59	848	845	(B)	62

	$601	$1,777	$1,568		$810

(A)	Write-off of uncollectible accounts and claims for products

(B)	Discounts taken and allowed

Shareholders’ Information

Market makers:	Stock transfer agent:
Knight Equity Markets L. P. (NITE)	Computershare Investor Services
UBS Capital Markets (SCHB)	2 North LaSalle Street
National Stock Exchange (CINN)	Chicago, Illinois 60602
Archipelago, L.L.C. (ARCX)
UBS Securities, LLC (UBSW)
NASDAQ/Brut Market Center (BRUT)
Lime Brokerage LLC (LIMB)
Evolution Financial Tech (EVOF)
Boston Stock Exchange (BOSX)
B-Trade Services LLC (BTRD)
Lehman Brothers Inc. (LEHM)
Merrill Lynch, Pierce, Fenner (MLCO)

Annual Meeting of Shareholders:

        The Annual Meeting of Shareholders of Badger Paper Mills, Inc. will be held at the Best Western Riverfront Inn, 1812 Riverside Avenue, Marinette, Wisconsin, on Tuesday, May 10, 2005, at 10:00 a.m.

DIRECTORS AND OFFICERS

Board of Directors:

Harold J. Bergman
     Retired President and
     Chief Executive Officer
     Riverside Paper Corporation

L. Harvey Buek
     LHB - O & M Consulting

Mark D. Burish
     President
     Hurley, Burish & Milliken, SC

James L. Kemerling
     Chairman of the Board
     Badger Paper Mills, Inc.
     Chairman and
     Chief Executive Officer
     Award Hardwood Floors LLC
     President and
     Chief Executive Officer
     Riiser Oil Company, Inc.

Daniel D. King
     President
     CTI Paper USA

John T. Paprocki
     Principal Consultant
     Paprocki & Associates

William A. Raaths
     Chief Executive Officer
     Great Northern Corporation

Ronald E. Swanson
     President and
     Chief Executive Officer
Badger Paper Mills, Inc	Corporate Officers:

Ronald E. Swanson
     President and
     Chief Executive Officer

Paul M. Bouthilet
     Vice President,
     Chief Financial Officer
     Secretary and Treasurer

Alan L. Rowland
     Vice President,
     Sales and Marketing

Robert J. Spannuth
Vice President, Operations

EXHIBIT INDEX

BADGER PAPER MILLS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Number	Description

(3.1)	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

(3.2)	By-laws as amended through August 12, 1999 (Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

(4.1)	Revolving Credit and Security Agreement dated November 30, 2001, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

(4.2)	Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank – Branch (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

(4.3)	City of Peshtigo UDAG Revolving Loan Fund Loan Agreement dated November 30 2001, by and between the Company and the City of Peshtigo, Wisconsin (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

(4.4)	First Amendment to the Revolving Credit and Security Agreement dated November 30, 2001 by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.5)	First Amendment to the Business Loan Agreement dated November 30, 2001, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(4.6)	Second Amendment to Revolving Credit and Security Agreement, dated September 19, 2002, by and between the Company and PNC Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.7)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch, dated September 19, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.8)	Second Amendment to Business Loan Agreement and Related Documents, dated September 19, 2002, by and between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Number	Description

(4.9)	Mortgage, dated September 19, 2002, made and executed between the Company and Wisconsin Community Bank, Wisconsin Business Bank-Branch (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(4.10)	Promissory Note in favor of Wisconsin Community Bank, Wisconsin Business Bank-Branch dated May 15, 2003 (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(4.11)	Third Amendment to Revolving Credit Facility and Security Agreement, dated August 13, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(4.12)	Fourth Amendment to Revolving Credit Facility and Security Agreement, dated November 14, 2003, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

(4.13)	Waiver of Debt Service Coverage Covenant, dated March 1, 2004, provided by Wisconsin Community Bank – Wisconsin Business Bank Branch (Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(4.14)	Fifth Amendment to Revolving Credit Facility and Security Agreement, dated March 23, 2004, by and among the Company, PNC Bank, National Association, individually and as agent, and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(4.15)	Sixth Amendment to Revolving Credit Facility and Security Agreement dated April 30, 2004 by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(4.16)	Seventh Amendment to Revolving Credit Facility and Security Agreement dated May 14, 2004 by and among the Company, PNC Bank, national Association, individually and as agent and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(4.17)	Eighth Amendment to Revolving Credit Facility and Security Agreement dated August 12, 2004 by and among the Company, PNC Bank, National Association, individually and as agent and other lenders from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(10.1)	Supplemental Executive Retirement Plan dated December 18, 1992 (Incorporated by reference to Exhibit 10 (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992).*

(10.2)	Health Insurance Retirement Benefit Agreement dated January 1, 1996 between the Company and Claude L. Van Hefty (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

Number	Description

(10.3)	Director Stock Grant Plan dated July 23, 1997 (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

(10.4)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Claude L. Van Hefty (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

(10.5)	Employee Resignation and Release Agreement dated as of March 12, 1998 between Badger Paper Mills, Inc. and Miles L. Kresl, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

(10.6)	Badger Paper Mills, Inc. 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).*

(10.7)	Form of Badger Paper Mills, Inc. 1998 Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).*

(10.8)	Badger Paper Mills, Inc. 1999 Directors Stock Grant Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*

(10.9)	Badger Paper Mills, Inc. 2001 Directors Stock Grant Plan (Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement on Schedule 14A filed on April 6, 2001).*

(10.10)	Executive Employment Agreement effective July 9, 2001 between the Company and Robert A. Olah (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*

(10.11)	Amendment of 1998 Directors Stock Grant Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

(10.12)	2002 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

(10.13)	Employment Agreement effective April 1, 2002 between the Company and J. Glenn Davis. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2002).*

(10.14)	Executive Employment Agreement effective May 1, 2003, between the Company and Ronald E. Swanson (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*

(10.15)	Employment Agreement effective June 11, 2003 between the Company and Robert Spannuth (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(10.16)	Lease Agreement, dated November 17, 2003, between General Electric Capital Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Number	Description

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the President and Chief Executive Officer.

(31.2)	Certification of the Vice President, Chief Financial Officer, Secretary and Treasurer.

(32.1)	Written Statement of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Written Statement of the Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U. S. C. §1350.

(99.1)	Definitive Proxy Statement for 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2004; except to the extent specifically incorporated by reference, the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this annual Report on Form 10-K.

*	Represents a management contract or compensatory plan or arrangement.