Form 10-Q
period 2005-03-31
BADGER PAPER MILLS INC
filed 2005-05-16
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File No. 00-00795

BADGER PAPER MILLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0143840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 West Front Street
P.O. Box 149
Peshtigo, Wisconsin	54157-0149
(Address of principal executive office)	(Zip Code)

(715) 582-4551
(Registrant’s telephone number, including area code)

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

Number of shares of the registrant’s common stock outstanding as of May 11, 2005: 2,053,361 shares.

BADGER PAPER MILLS, INC. AND SUBSIDIARY

INDEX

		Page No.
	PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2005 and 2004	3
	Condensed Consolidated Balance Sheets
	March 31, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Cash Flow
	Three Months Ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 3.	Defaults Upon Senior Securities	14
Item 6.	Exhibits	15
	SIGNATURES
	EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BADGER PAPER MILLS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except share and per share data)	For Three Months Ended March 31
	2005	2004
Net Sales	$15,500	$17,378
Cost of Sales	15,084	16,641

Gross Profit	416	737
Selling and Administrative Expenses	1,267	1,193
Restructuring Charge	0	1,303

Operating Loss	(851)	(1,759)
Interest Expense	(197)	(123)
Interest Income	0	1
Other Income	7	5

Loss Before Income Taxes	(1,041)	(1,876)
Income Tax Benefit	0	0

Net Loss	$(1,041)	$(1,876)

Net Loss Per Share - Basic and Diluted	$(0.51)	$(0.92)
Average Shares Outstanding - Basic and Diluted	2,050,783	2,039,618

The accompanying notes are an integral part of these statements.

BADGER PAPER MILLS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS:
Current Assets:
Cash and Cash Equivalents	$400	$426
Accounts Receivable - Net	6,590	6,359
Inventories	7,667	6,066
Refundable Income Taxes	168	168
Prepaid Expenses and Other	626	490

Total Current Assets	15,451	13,509
PROPERTY, PLANT AND EQUIPMENT, NET	18,878	19,220
OTHER ASSETS	548	543

TOTAL ASSETS	$34,877	$33,272

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$12,751	$11,159
Accounts Payable	4,521	3,061
Accrued Liabilities	3,388	3,692

Total Current Liabilities	20,660	17,912
LONG-TERM DEBT	2,064	2,151
DEFERRED INCOME TAXES	0	0
OTHER LONG-TERM LIABILITIES	1,366	1,395
COMMITMENTS AND CONTINGENCIES	0	0
SHAREHOLDERS' EQUITY
Common Stock, No Par Value (4,000,000 shares authorized,
2,160,000 shares issued)	2,700	2,700
Additional Paid-In Capital	18	24
Retained Earnings	9,397	10,438
Treasury Stock, At Cost (106,639 and 109,775 shares
in 2005 and 2004, respectively)	(1,328)	(1,348)

Total Shareholders' Equity	10,787	11,814

Total Liabilities and Shareholders' Equity	$34,877	$33,272

The accompanying notes are an integral part of these statements.

BADGER PAPER MILLS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

(Dollars in thousands)

	For Three Months Ended March 31
	2005	2004
Cash Flow from Operating Activities:
Net Loss	$(1,041)	$(1,876)
Adjustments to Reconcile to Net Cash
Used in Operating Activities:
Depreciation	518	703
Directors' Fees Paid in Stock	14	12
Changes in Assets and Liabilities:
Increase in Accounts Receivable, Net	(232)	(1,438)
Increase in Inventories	(1,600)	(1,503)
Increase in Accounts Payable	1,460	1,885
(Decrease) Increase in Accrued Liabilities	(304)	67
Income Taxes	0	0
(Decrease) Increase in Other	(170)	749

Net Cash Used in Operating Activities	(1,355)	(1,401)

Cash Flow From Investing Activities:
Additions to Property, Plant and Equipment, Net	(176)	(218)

Net Cash Used in Investing Activities	(176)	(218)

Cash Flow from Financing Activities:
Proceeds From Long-Term Debt	1,505	1,595

Net Cash Provided by Financing Activities	1,505	1,595

Net Decrease in Cash and Cash Equivalents	(26)	(24)
Cash and Cash Equivalents:
Beginning of Period	426	656

End of Period	$400	$632

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements, in the opinion of management, include all adjustments, which are normal and recurring in nature and are necessary for a fair statement of results for each period shown. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. Refer to the financial statement notes in Badger Paper Mills, Inc.‘s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 for the accounting policies that are pertinent to these statements.

Note 2.     Income Taxes

As a result of valuation allowances for any tax benefit from a net operating loss carry forward, the Company did not record an income tax benefit for the quarters ending March 31, 2005 and March 31, 2004.

Note 3.     Earnings Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the quarter:

	2005	2004
Basic and Diluted	2,050,783	2,039,618

The effect of stock options has not been included in the 2005 and 2004 diluted loss per share amounts because their effect would have been anti-dilutive.

Note 4.     Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company is subject to the disclosure rules of Statement of Financial Accounting Standards (“SFAS 123”), Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended March 31, 2005. The Financial Accounting Standards Board has amended SFAS 123 in 2004. The amendment to SFAS 123 will require compensation costs related to share-based payment to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant date fair value of the equity instruments issued. The amendment to SFAS 123 will be effective for the Company in the first quarter of 2006.

Note 5.     Inventories

The major components of inventories were as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004
Raw Materials	$3,172	$2,870
Finished Goods and Work in Process	9,357	7,871

	12,529	10,741
Less: LIFO Reserve	(4,862)	(4,675)

Total Inventories	$7,667	$6,066

Note 6.     Contingencies

The Company operates in an industry subject to federal and state laws and regulations relating to the protection of the environment. The Company conducts ongoing environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into a Conditional Disclosure Plan (the “Plan”) that required it annually to document and report its financial responsibility to the Wisconsin Department of Natural Resources (“WDNR”) for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing  reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004.  The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current alternative landfill cap design regarding the post-cap groundwater quality from December 1999 through September 2004. In January 2005, the Company’s environmental consultants issued a report that suggested a net improvement in groundwater quality. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

Please refer to the more complete discussion of environmental matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 7.     Restructuring charge

In the first quarter of 2004, the Company incurred a $1,303,000 non-cash restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. Payments relating to the restructuring charge totaled $398,000 in 2004 and $29,000 during the first quarter ended March 31, 2005.

Note 8.     Financial Results and Liquidity

As discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as of December 31, 2004, the Company was in violation of a non-financial covenant under its revolving credit agreement and certain financial covenants under its variable rate term loan agreements. The Company’s 2004 loss, the covenant violations and other issues led to the issuance of a “going concern” opinion at December 31, 2004. As of March 31, 2005, the Company was in violation of the fixed charge coverage ratio of its revolving credit agreement, and due to covenant violations relating to the variable rate term loan agreement, the Company also violated the cross-default provision of its revolving credit agreement. These violations are continuing. In addition, as of March 31, 2005, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement. These violations are also continuing. As a result of the Company’s continuing violation of certain of its financial covenants under certain of its credit agreements, the debt associated with these agreements has been classified as short-term in the accompanying financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q may include one or more “forward-looking statements” that may state Badger Paper Mills, Inc.‘s (the “Company”) or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this Quarterly Report on Form 10-Q, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. In making such forward-looking statements, the Company undertakes no obligation to publicly update or revise any such statements.

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date, but are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors that may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Going concern. Because of the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s auditors issued a “going concern”to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management has reacted and taken action to address this situation. Among other things, the Company has hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability.

•	Financial covenant violations. As of March 31, 2005, the Company was in violation of the fixed charge coverage ratio of its revolving credit agreement, and due to covenant violations relating to the variable rate term loan agreement, the Company also violated the cross-default provision of its revolving credit agreement. These violations are continuing. In addition, as of March 31, 2005, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement. These violations are also continuing. The Company has had discussions with its existing lenders with respect to waivers of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Quarterly Report on Form 10-Q, the Company had not obtained such waivers or revised financial covenants. Both the Company’s lender under its revolving credit agreement and its lender under its variable rate term loan agreement have indicated that they intend to wait for a report regarding alternative operating scenarios for the Company to be issued by the Company’s consultants before determining what action, if any, to take with respect to covenant violation waivers and revised financial covenants. The Company expects the consultants’ report to be issued in June 2005. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into a Conditional Disclosure Plan (the “Plan”) that required it annually to document and report its financial responsibility to the Wisconsin Department of Natural Resources (“WDNR”) for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004. The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current alternative landfill cap design regarding the post-cap groundwater quality from December 1999 through September 2004. In January 2005, the Company’s environmental consultants issued a report that suggested a net improvement in groundwater quality. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

•	Liquidity concerns. The Company developed a cash flow model that management believes is consistent with the Company’s strategic objectives and current operating plan. Based on such model, management believes that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances in such assumptions or projections could have a material adverse effect on the Company’s liquidity. While management anticipates that liquidity pressures will continue to affect the Company throughout 2005, management has adopted a strategic plan to be implemented by the Company’s consultants to manage closely accounts receivable, inventories and accounts payable. The consultants also are developing cash flow models based on several alternative operating scenarios. As of the filing of this Quarterly Report on 10-Q, the consultants have not completed the alternative operating scenarios cash flow analyses.

•	Increased competition from domestic and foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. Many of the Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in attempting to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp which is the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels, which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During the first quarter of 2005, the market price for pulp increased. The Company anticipates that the market price for pulp will continue to increase in the second quarter of 2005 and stabilize or decrease during the latter half of the year.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the first quarter of 2005, energy prices rose significantly and have appeared to stabilize at historically high levels. Also during the first quarter 2005, the Company incurred additional energy-related costs associated with freight carrier imposed fuel surcharges due to their increased fuel costs. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity affecting the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities causing significant lost production and/or higher operating costs.

•	Changes in laws or regulations affecting the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s operations may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

•	The Company’s collective bargaining agreements with its covered employees expire on May 31, 2005. The Company commenced formal contract negotiations with its covered employees during April 2005. As of the filing of this Quarterly Report on Form 10-Q, the Company and the representatives of the covered employees have presented their respective bargaining positions and engaged in an exchange of information. There can be no assurance that the labor contract negotiations will be successful.

Executive Overview

During the first quarter of 2005, net sales were less in both dollar and volume terms when compared to net sales for the same period in 2004. The decrease is partially attributable to slower than normal business conditions during the 2005 first quarter. In addition, operating margins were negatively impacted by higher costs for raw materials, energy, transportation and employee benefits. The Company also voluntarily incurred downtime on its Fourdrinier paper machine to balance production with demand.

As discussed in more detail herein, the Company continues to be in violation of certain financial covenants associated with certain of its credit agreements, and is under increased creditor scrutiny due to the issuance of a “going concern” opinion to the Company’s 2004 audited consolidated financial statements. In addition, management anticipates that the Company will be subject to ongoing liquidity pressures throughout 2005.

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

Results of Operations

Net Sales

Net sales for the first quarter of 2005 were $15,500,000 compared to $17,378,000 for the same period last year, a decrease of $1,878,000, or 10.8%. The sales decrease is attributable primarily to lower shipment volumes of paper products resulting from reduced demand and a challenging fine paper pricing environment.

Cost of Sales

Cost of sales in the first quarter of 2005 totaled $15,084,000, or 97.3% of net sales compared to $16,641,000, or 95.8% of net sales during the first quarter of 2004. First quarter 2005 results were negatively influenced by higher costs for raw materials, energy, transportation and employee benefits.

Gross Profit

Gross profit for the first quarter of 2005 equaled $416,000, or 2.7% of net sales, compared to $737,000, or 4.2% of net sales for the same period last year. The decline in gross profit in the first quarter of 2005 is a result of lower than planned shipments and margin pressure associated with higher costs for raw materials, energy, transportation and employee benefits.

Selling & Administrative Expense

During the first quarter of 2005, selling and administrative expenses were $1,267,000 compared to $1,193,000 during the same period in 2004. The increase in selling and administrative expenses is solely attributable to additional professional fees associated with regulatory compliance and consulting activities.

During the first quarter of 2004, the Company incurred a $1,303,000 restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign.

Other Income and Expense

Interest expense during the first quarter of 2005 was $197,000 compared to $123,00 for the same period last year. The increase in interest expense is a result of a higher debt level in the first quarter of 2005 compared to the same period in 2004, and an increase in interest rates. The higher debt levels resulted from increased borrowing to meet operating activities needs.

Net Loss

During the first quarter of 2005, the Company incurred a net loss of $1,041,000 compared to a $1,876,000 net loss in the first quarter of 2004. The loss in the first quarter of 2004 includes a one-time restructuring charge of $1,303,000. The Company did not have a similar charge in the first quarter of 2005. The $468,000 net loss increase for the first quarter of 2005 compared to the same 2004 period, net of the restructuring charge, is attributable to lower margins driven by increased costs and sluggish demand, additional selling and administrative expenses associated with regulatory compliance and consulting related professional fees and greater interest expense due to more debt.

Liquidity and Capital Resources

Capital Resources and Loans

At March 31, 2005, the Company had (i) cash resources of $400,000, (ii) borrowings of $6,961,000 and (iii) $3,775,000 of collateral available for loan, $2,000,000 of which is restricted availability, under its revolving credit agreement to fund ongoing operations. During the first quarter of 2005, the Company made scheduled principal payments on long- term debt of $233,000.

Due to the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s auditors issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management has reacted and taken action to address this situation. Among other things, the Company has hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. In addition, the consultants are working with the Company to assess liquidity and implement a plan to return the Company to profitability.

As of March 31, 2005, the Company was in violation of the fixed charge coverage ratio of its revolving credit agreement, and due to covenant violations relating to the variable rate term loan agreement, the Company also violated the cross-default provision of its revolving credit agreement. These violations are continuing. In addition, as of March 31, 2005, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement. These violations are also continuing. The Company has had discussions with its existing lenders with respect to waivers of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Quarterly Report on Form 10-Q, the Company had not obtained such waivers or revised financial covenants. Both the Company’s lender under its revolving credit agreement and its lender under its variable rate term loan agreement have indicated that they intend to wait for a report regarding alternative operating scenarios for the Company to be issued by the Company’s consultants before determining what action, if any, to take with respect to covenant violation waivers and revised financial covenants. The Company expects the consultants’ report to be issued in June 2005. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into the Plan, which required it annually to document and report its financial responsibility to the WDNR for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing  reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004.  The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current alternative landfill cap design regarding the post-cap groundwater quality from December 1999 through September 2004. In January 2005, the Company’s environmental consultants issued a report that suggested a net improvement in groundwater quality. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

The Company developed a cash flow model that management believes is consistent with the Company’s strategic objectives and current operating plan. Based on such model, management believes that the Company’s available borrowings will be sufficient to fund the Company’s liquidity requirement for 2005. The model is based on certain assumptions and projections regarding sales and expenses. Any unfavorable variances in such assumptions or projections could have a material adverse effect on the Company’s liquidity. While management anticipates that liquidity pressures will continue to affect the Company throughout 2005, management has adopted a strategic plan to be implemented by the Company’s consultants to closely manage accounts receivable, inventories and accounts payable, The consultants also are developing cash flow models based on several alternative operating scenarios. As of the filing of this Quarterly Report on 10-Q, the consultants have not completed the alternative operating scenarios cash flow analyses.

Capital Expenditures

Capital expenditures during the first quarter of 2005 were $176,000 compared to $218,000 during the first quarter last year.

The Company anticipates that total capital expenditures in 2005 will not exceed $2,000,000.

Cash Flow

During the first quarter of 2005, cash flow used in operations was $1,355,000 compared to cash used in operations of $1,401,000 for the same period last year. For each respective period, the cash usage is attributable to quarterly net losses and working capital requirements.

Contractual Obligations

Information regarding the Company’s contractual obligations is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No material changes to such information occurred during the first quarter of 2005, except that the “Bank Revolving Credit Agreement” less than one year payment obligation increased by $1,738,000, and the “Pulp and Energy Contracts” less than one year payment obligation decreased by $2,187,000.

Critical Accounting Policies and Estimates

Information regarding the Company’s critical accounting policies and estimates is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No material changes to such information have occurred during the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

As of March 31, 2005, the Company did not have any off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest on its debt. As of March 31, 2005, the Company’s revolving credit agreement provides for borrowings up to $12,000,000 (subject to a collateral formula) and extends to November 2006. An annual commitment fee of 0.25% is payable for unused amounts. The Company’s interest rate floats, and bears interest at a variable rate based on alternative interest rate bases at the Company’s option. As of March 31, 2005, the Company was paying an annual interest rate of 6.75% on amounts borrowed under the revolving credit agreement.

A majority of the Company’s debt is at variable interest rates, and a hypothetical 1.0% (100 basis point) increase in interest rates would cause an estimated increase in annual interest expense of $148,000.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Item 4.  Controls and Procedures

Evaluation of Disclosures Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer along with its Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiary, required to be included in the Company’s periodic filings with the Securities and Exchange Commission, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject. The Company does not have any litigation or governmental proceedings with respect to environmental matters pending (except to the extent identified in this Quarterly Report on Form 10-Q and under the “Environmental Matters” caption in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Item 3.  Defaults Upon Senior Securities

As of March 31, 2005, the Company was in violation of the fixed charge coverage ratio of its revolving credit agreement, and due to covenant violations relating to the variable rate term loan agreement, the Company also violated the cross-default provision of its revolving credit agreement. These violations are continuing. In addition, as of March 31, 2005, the Company was in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants in its variable rate term loan agreement. These violations are also continuing. The Company has had discussions with its existing lenders with respect to waivers of these contractual violations, and with respect to revised financial covenants that are consistent with the Company’s current operating plan. As of the filing of this Quarterly Report on Form 10-Q, the Company had not obtained such waivers or revised financial covenants. Both the Company’s lender under its revolving credit agreement and its lender under its variable rate term loan agreement have indicated that they intend to wait for a report regarding alternative operating scenarios for the Company to be issued by the Company’s consultants before determining what action, if any, to take with respect to covenant violation waivers and revised financial covenants. The Company expects the consultants’ report to be issued in June 2005. While Company management believes that it will be able to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its identified credit agreements give the applicable lender various rights, including the right to declare default and/or accelerate all amounts currently due under such credit agreement. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under such Company credit agreement would have a material adverse effect on the Company.

Item 6.  Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER PAPER MILLS, INC.
(Registrant)
/s/ Ronald E. Swanson
DATE: May 16, 2005	By: Ronald E. Swanson
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Paul M. Bouthilet
DATE: May 16, 2005	By: Paul M. Bouthilet
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

BADGER PAPER MILLS, INC. and SUBSIDIARY

EXHIBIT INDEX

Number	Description

(31.1)	Certifications of the President and Chief Executive Officer.

(31.2)	Certifications of the Vice President, Chief Financial Officer, Secretary and Treasurer.

(32.1)	Written statement of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Written statement of the Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U. S. C. ss.1350.