Form 10-Q
period 2005-06-30
BADGER PAPER MILLS INC
filed 2005-08-15
CIK 9096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File No. 00-00795

BADGER PAPER MILLS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0143840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 West Front Street
P.O. Box 149
Peshtigo, Wisconsin	54157
(Address of principal executive office)	(Zip Code)

(715) 582-4551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes. |_| No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes. |X| No.

Number of shares of the registrant’s common stock outstanding as of August 11, 2005: 2,057,253 shares.

BADGER PAPER MILLS, INC. AND SUBSIDIARY

INDEX

		Page No.
	PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations
	Three Months and Six Months Ended
	June 30, 2005 and 2004	3
	Condensed Consolidated Balance Sheets
	June 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Cash Flow
	Six Months Ended June 30, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES

EXHIBIT INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

BADGER PAPER MILLS, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except share and per share data)	For Three Months Ended June 30		For Six Months Ended June 30
	2005	2004	2005	2004
Net Sales	$16,093	$19,118	$31,593	$36,496
Cost of Sales	16,545	19,380	31,629	36,021

Gross Profit (Loss)	(452)	(262)	(36)	475
Selling and Administrative Expenses	1,512	1,246	2,779	2,439
Restructuring Cost	0	0	0	1,303

Operating Loss	(1,964)	(1,508)	(2,815)	(3,267)
Interest Expense	(267)	(166)	(464)	(289)
Interest Income	7	1	7	2
Other Income	184	5	191	10

Loss Before Income Taxes	(2,040)	(1,668)	(3,081)	(3,544)
Income Tax (Benefit) Expense	0	0	0	0

Net Loss	(2,040)	(1,668)	(3,081)	(3,544)

Net Loss Per Share - Basic	$(0.99)	$(0.82)	$(1.50)	$(1.74)
Average Shares Outstanding - Basic	2,054,003	2,042,192	2,052,401	2,040,910
Net Loss Per Share - Diluted	$(0.99)	$(0.82)	$(1.50)	$(1.74)
Average Shares Outstanding - Diluted	2,054,003	2,042,192	2,052,401	2,040,910

See Notes to Condensed Consolidated Financial Statements

BADGER PAPER MILLS, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash and Cash Equivalents	$704	$426
Accounts Receivable - Net	5,931	6,359
Inventories	5,285	6,066
Refundable Income Taxes	168	168
Prepaid Expenses and Other	739	490

Total Current Assets	12,827	13,509
PROPERTY, PLANT AND EQUIPMENT, NET	18,424	19,220
OTHER ASSETS	568	543

TOTAL ASSETS	$31,819	$33,272

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$13,580	$11,159
Accounts Payable	3,666	3,061
Accrued Liabilities	3,662	3,692

Total Current Liabilities	20,908	17,912
LONG-TERM DEBT	965	2,151
DEFERRED INCOME TAXES	0	0
OTHER LONG-TERM LIABILITIES	1,187	1,395
COMMITMENTS AND CONTINGENCIES	0	0
SHAREHOLDERS' EQUITY
Common Stock, No Par Value; 4,000,000 Shares Authorized
2,160,000 Shares Issued	2,700	2,700
Additional Paid-In Capital	6	24
Retained Earnings	7,356	10,438
Treasury Stock, At Cost, 102,747 and 109,775 Shares
in 2005 and 2004, respectively	(1,303)	(1,348)

Total Shareholders' Equity	8,759	11,814

Total Liabilities and Shareholders' Equity	$31,819	$33,272

See Notes to Condensed Consolidated Financial Statements

BADGER PAPER MILLS, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

(Dollars in thousands)	For Six Months Ended June 30
	2005	2004
Cash Flow from Operating Activities:
Net Loss	$(3,081)	$(3,544)
Adjustments to Reconcile to Net Cash
Used in Operating Activities:
Depreciation	1,036	1,405
Directors' Fees Paid in Stock	28	24
Deferred Income Taxes	0	348
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable, Net	427	(2,487)
(Increase) Decrease in Inventories	781	(518)
Increase in Accounts Payable	604	1,650
Decrease in Accrued Liabilities	(29)	(67)
Income Taxes	0	414
Increase (Decrease) in Other	(483)	596

Net Cash Used in Operating Activities	(717)	(2,179)

Cash Flow From Investing Activities:
Additions to Property, Plant and Equipment,	(239)	(414)

Net Cash Used in Investing Activities	(239)	(414)

Cash Flow From Financing Activities:
Increase to Long-Term Debt	1,234	2,540

Net Cash Provided by Financing Activities	1,234	2,540

Net Increase (Decrease) in Cash and Cash Equivalents	278	(53)
Cash and Cash Equivalents:
Beginning of Period	426	656

End of Period	$704	$603

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

Note 2.     Income Taxes

Because of valuation allowances for any tax benefit from a net operating loss carryforward, the Company did not record an income tax benefit for the quarters ending June 30, 2005 and June 30, 2004.

Note 3.     Earnings Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the quarter.

	2005	2004
Basic and Diluted	2,054,003	2,042,192

The effect of stock options has not been included in the 2005 and 2004 diluted loss per share amounts because their effect would have been anti-dilutive.

Note 4.    Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company is subject to the disclosure rules of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and shareholders’ equity was not material as of and for the quarter ended June 30, 2005. The Financial Accounting Standards Board amended SFAS 123 in 2004. The amendment to SFAS 123 will require compensation costs related to share-based payment to be recognized in the financial statements. The amount of the compensation costs will be measured based on the grant date fair value of the equity instruments issued. The amendment to SFAS 123 will be effective for the Company in the first quarter of 2006.

Note 5.     Inventories

The major components of inventories, valued using a last-in, first-out (“LIFO”) method, were as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Raw Materials	$2,624	$2,870
Finished Goods and Work-in-Process	6,511	7,871

	9,135	10,741
Less: LIFO Reserve	(3,850)	(4,675)

Total Inventories	$5,285	$6,066

At June 30, 2005, the Company recorded a $750,000 write down of its inventory relating to the lower of market or cost reappraisal of the work-in-process and finished goods inventory associated with the shutdown of the Company’s Fourdrinier paper machine. The Company has developed a strategy to dispose of its Fourdrinier paper machine related inventory in an orderly fashion, pursuant to which approximately $2,000,000 of such inventory was sold in June 2005. Inventory using the FIFO method totaled $9,135,000 and $10,741,000 at June 30, 2005 and 2004, respectively. During the second quarter 2005, inventory balances declined, which resulted in liquidation of LIFO layers carried at lower costs prevailing in prior years compared with the cost of current-year inventory additions. The effect of the inventory reduction decreased the Company’s cost of sales for the quarter ended June 30, 2005 by $1,012,400 and decreased the Company’s net loss for the same quarter by $1,012,400, or $0.49 per share.

Note 6.     Contingencies

The Company operates in an industry subject to federal and state laws and regulations relating to the protection of the environment. The Company conducts ongoing environmental testing and analysis, and the precise cost of compliance with environmental requirements has not been determined.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into a Conditional Disclosure Plan (the “Plan”) that required it annually to document and report its financial responsibility to the Wisconsin Department of Natural Resources (“WDNR”) for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004. The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current alternative landfill cap design regarding the post-cap groundwater quality at the affected site from December 1999 through September 2004. In January 2005, the Company’s environmental consultant issued a report that suggested a net improvement in groundwater quality at the affected site. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

Please refer to the more complete discussion of environmental matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 7.     Restructuring charge

In the first quarter of 2004, the Company incurred a $1,303,000 non-cash restructuring charge associated with a voluntary early retirement benefit offered to union employees and certain costs associated with work force redesign. Payments relating to the restructuring charge totaled $398,000 in 2004 and $56,000 during the first six months of 2005, including a $27,000 payment made during the second quarter of 2005.

Note 8.     Financial Results and Liquidity

As discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company, as of December 31, 2004, was in violation of a non-financial covenant under its revolving credit agreement and certain financial covenants under its variable rate term loan agreement. Due to the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s Independent Registered Public Accounting Firm issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management reacted and took action to address this situation. Among other things, the Company hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. The consulting firm’s recommendation to shutdown the Fourdrinier paper machine was presented to and accepted by the Company’s Board of Directors during the second quarter of 2005. In addition, the consulting firm assisted the Company in assessing and developing a plan to address liquidity issues. The consulting firm completed its assignment during the third quarter of 2005, and it is no longer engaged by the Company.

As of June 30, 2005, the Company was in violation of the fixed charge coverage ratio contained in its revolving credit agreement and, due to covenant violations relating to the Company’s variable rate term loan agreement, the Company violated the cross-default provision contained in its Credit Agreement (as defined below). These violations are continuing. As of June 30, 2005, the Company was also in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants contained in its variable rate term loan agreement with Heartland Business Bank (“Heartland”). These violations are also continuing.

During the second quarter of 2005, at the Company’s request, Heartland paid the Company’s June 2005 term loan principal and interest installment, approximating $75,000, through the reduction of the Company’s compensating balance account held by Heartland. Heartland agreed to a similar arrangement relating to the payment of the Company’s July 2005 term loan principal and interest installment approximating $75,000. Heartland, however, denied the Company’s request that Heartland fund the Company’s August 2005 term loan principal and interest installment from the Company’s compensating balance account, and, as of the date of filing of this Quarterly Report on Form 10-Q, the August 2005 installment has not been paid. On July 14, 2005, the Company made default payments to Heartland in an aggregate amount of $28,150. The Company, however, did not make a default payment of $14,075 that was due to Heartland on July 30, 2005. The Company has contacted Heartland and requested a meeting to discuss issues relating to the Company’s obligations to Heartland. There can be no assurance that the Company will make any current or future payments owed to Heartland. In the event that the Company and Heartland cannot reach an agreement as to current or future payments owed to Heartland, any failure by the Company to make any current or future payments owed to Heartland would give Heartland various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest. Moreover, the declaration of a default and/or the acceleration of the amounts due under the agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

On June 30, 2005, the Company and its revolving credit lender, PNC Bank, National Association (“PNC”) entered into the Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2005, (the “Ninth Amendment”) and the Tenth Amendment to Revolving Credit and Security Agreement, dated as of May 23, 2005 (the “Tenth Amendment”). The Ninth Amendment and the Tenth Amendment each amended the Company’s Revolving Credit and Security Agreement with PNC, dated as of November 21, 2001, as previously amended (the “Credit Agreement”), as discussed in detail in Note 10.

As discussed in detail in Note 10, on August 15, 2005, the Company and PNC entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which PNC agreed to (i) forbear from taking any action to collect or otherwise accelerate the outstanding balance due under the Credit Agreement and (ii) waive the Company’s compliance with the $2,000,000 undrawn availability covenant contained in the Credit Agreement for the period from and after March 31, 2005.

The Company is in default of its obligation under its Urban Development Action Grant (“UDAG”) with the City of Peshtigo to maintain 200 full-time jobs at its Peshtigo facility, and the Company expects to remain in default of this obligation for the foreseeable future. As of June 30, 2005, the outstanding principal balance on the UDAG loan was $1,171,538. As a result of the Company’s default, the City of Peshtigo could, after complying with certain notice and other requirements, declare a default and accelerate the Company’s obligation to pay the principal and interest on this loan. Any such acceleration of the principal and interest under the Company’s UDAG loan from the City of Peshtigo could have a material adverse effect on the Company.

The Company has developed several different cash flow projections for the third and fourth quarters of 2005. Under certain assumptions, some of these projections, when taken together with other funds expected to be generated and available to the Company, project sufficient available bank borrowings to fund the Company’s cash flow needs for 2005. However, other projections, using different assumptions and estimates, forecast insufficient borrowing availability to fund the Company’s cash flow needs during certain periods in the third and fourth quarters of 2005. The Company has not prepared definitive cash flow projections for periods commencing after December 31, 2005. These projections are based on certain assumptions and projections regarding sales and expenses, and there can be no assurance that any such assumption or estimate will be realized. Any unfavorable variances in any such assumption or estimate, even under the most favorable cash flow projection, could have a material adverse effect on the Company’s liquidity.

A cash flow or liquidity problem would have a material adverse effect on the Company’s operations. If such a condition materializes, the Company may be required to restructure its obligations to creditors, further restrict its operations in the ordinary course of business or seek protection from creditors under the United States Federal Bankruptcy Laws. In addition to considering strategic alternatives, the company is seeking other sources of liquidity. There can be no assurance that the Company will be successful in these efforts.

The Company’s continuing financial difficulties could trigger defaults or cross-defaults under other agreements that the Company has with third parties, including, but not limited to, the Company’s loan from the Marinette County Association of Community Development (which loan had an outstanding principal balance as of June 30, 2005, of approximately $28,000). Any such default or cross-default, individually or in the aggregate, could have a material adverse effect on the Company.

As a result of the Company’s continuing violation of certain of its financial covenants contained in its credit agreements, the debt associated with these agreements has been classified as short-term in the accompanying financial statements.

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

The Company’s vendors and suppliers continue to monitor the Company’s financial situation, and from time to time the Company receives inquiries or questions from one or more of such third parties. Some of these vendors and suppliers refuse to continue to do business with the Company on the open credit terms previously available to the Company. Such actions by the Company’s vendors and suppliers adversely impact the Company’s cash flow and it is possible that, if a number of the Company’s major vendors and suppliers refuse to provide credit to the Company or otherwise change the terms upon which the Company has historically paid for needed goods and services, this could have a material adverse effect on the Company and its liquidity.

Please refer to the various financing and liquidity risks identified in the “Forward-Looking Statements” section of Item 2 of this Quarterly Report on Form 10-Q, as well as the detailed discussion of the Company’s financial covenant violations and liquidity issues contained in the “Capital Resources and Liquidity” section of Item 2.

Note 9.     Indefinite Shutdown of the Fourdrinier Paper Machine

At a June 2, 2005 meeting, the Board of Directors of the Company approved the indefinite shutdown of the Company’s uncoated freesheet Fourdrinier paper machine and associated equipment located in Peshtigo, Wisconsin. This decision was based on (i) the continued escalation of energy, pulp and chemical costs that could not be recouped in higher selling prices, (ii) the Company’s inability to compete effectively in the commodity grades paper business and (iii) the $4,556,000 asset impairment charge related to the Fourdrinier that was recorded by the Company as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company expects the shutdown to result in the loss of approximately 100 jobs, including 70 hourly positions held by union members and 30 salaried positions. Employees whose jobs will be eliminated because of the shutdown are subject to the provisions of The Worker Adjustment and Retraining Notification Act (the “WARN Act”). Management intends to productively employ the affected employees during the 60 day service period covered by the WARN Act. The Company began to notify affected employees on June 3, 2005, and the shutdown related activities are expected to be completed in mid-August 2005.

The Company estimates that committed but yet to be incurred costs for paper machine clothing relating to the shutdown of the Fourdrinier paper machine and associated equipment will not exceed $275,000. For cash flow purposes, the Company expects the paper machine clothing costs to be offset in an amount approximating $175,000 through the sale of pulp, ink and packaging material inventories. Additionally, the Company expects labor related costs connected to the shutdown to be in the range of $800,000 to $1,000,000, with $700,000 to $800,000 of such costs associated with retraining and maintenance activities. At June 30, 2005, the Company recorded a $750,000 write down of its inventory relating to the lower of market or cost reappraisal of the work-in-process and finished goods inventory associated with the shutdown of the Fourdrinier paper machine.

Note 10.     Credit Agreement Amendments and Forbearance Agreement

Credit Agreement Amendments

On June 30, 2005, Company and PNC entered into the Ninth Amendment, dated as of March 31, 2005, and the Tenth Amendment, dated as of May 23, 2005. The Ninth Amendment and the Tenth Amendment each amended the Company’s Credit Agreement. A brief description of the material terms of the Ninth Amendment and the Tenth Amendment is set forth below.

The Ninth Amendment to the Credit Agreement, (a) reduces the maximum amount of revolving credit available to the Company under the Credit Agreement from $12,000,000 to $9,500,000, (b) restates the Company’s covenant to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 , confirming that the covenant is calculated for the three-month period ending March 31, 2005, the six-month period ending June 30, 2005, the nine-month period ending September 30, 2005 and for the twelve-month periods for each calendar quarter end date thereafter, (c) extends, until the end of the term of the Credit Agreement, the requirement that the Company maintain not less than $2,000,000 of available but unutilized borrowing capacity under the Credit Agreement, (d) eliminates the Company’s ability to have interest calculated on its borrowings under the Credit Agreement by reference to LIBOR, and (e) includes the Company’s acknowledgment that PNC has increased its reserve against the Company’s revolving credit availability under the Credit Agreement from $500,000 to $1,000,000. Although the Ninth Amendment was not entered into until June 30, 2005, it is retroactively effective as of March 31, 2005.

The Tenth Amendment clarifies the calculation of the Company’s net loss covenant under the Credit Agreement. Specifically, the Tenth Amendment clarifies that no deduction is made from the Company’s gross income for any asset impairment charge taken by the Company against its Fourdrinier paper machine. Although the Tenth Amendment was not entered into until June 30, 2005, it is retroactively effective as of May 23, 2005, and the clarification of the calculation of the Company’s net loss covenant is retroactively effective as of December 31, 2004.

Based on existing defaults under the Credit Agreement, PNC imposed the default rate of interest under the Credit Agreement (increasing the interest rate on the Company’s borrowings from prime plus 1% per annum to prime plus 3% per annum) and reserved its right to exercise further rights and remedies under the Credit Agreement and related documents as a result of the Company’s defaults.

Forbearance Agreement

On August 15, 2005, the Company and PNC entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which PNC agreed to (i) forbear from taking any action to collect or otherwise accelerate the outstanding balance due under the Credit Agreement and (ii) waive the Company’s compliance with the $2,000,000 undrawn availability covenant contained in the Credit Agreement for the period from and after March 31, 2005. In consideration of PNC’s forbearance, the Company is required to pay to PNC a fee in the amount of $100,000, which is payable in four equal installments of $25,000 each. The first installment is due and payable to PNC on August 15, 2005 and the three remaining installments are payable to PNC on August 31, September 30 and October 31, 2005, respectively.

Under the Forbearance Agreement, which is effective August 1, 2005 and expires October 31, 2005, the Company is subject to the following terms and conditions:

•	The Company’s maximum revolving advance amount is reduced to $7,000,000 from $9,500,000.

•	The Company must maintain undrawn availability of not less than the following:

(a)	at any time that the aggregate outstanding advances exceed $4,500,000, undrawn availability of not less than $1,750,000;

(b)	at any time that the aggregate outstanding advances are less than $4,500,000, but are equal to or greater than $3,500,000, undrawn availability of not less than $1,500,000; and

(c)	at any time that the aggregate outstanding advances are less than $3,500,000, undrawn availability of not less than $1,250,000.

The failure of the Company to (i) maintain undrawn availability in the amounts set forth above for any period of five consecutive business days, or (ii) maintain on any day undrawn availability in at least an amount equal to the greater of (x) $1,000,000, or (y) 20% of the remainder of (x) the formula amount (as defined in the Forbearance Agreement), minus (y) $100,000, constitutes a violation of the Forbearance Agreement.

•	The Company cannot incur net losses (calculated on a FIFO basis and exclusive of the one-time write-off of the Fourdrinier inventory) in excess of the amounts set forth below for the applicable period:

Period	Amount
One month ending July 31, 2005	$1,050,000
One month ending August 31, 2005	825,000
One month ending September 30, 2005	800,000

•	From July 1, 2005 through and including October 31, 2005, the Company must maintain a positive cash flow calculated on a cumulative basis and provide to PNC on a weekly basis evidence of compliance with such requirement.

•	The Company must provide to PNC on a weekly basis a written report summarizing on a weekly basis all material variances between the Company’s projected operating budget cash flow and its actual results.

•	The Company must provide to PNC on a weekly basis a weekly rollforward of Fourdrinier Inventory, together with average and actual sales price information.

•	The Company must provide to PNC on a bi-monthly basis an update from the Company’s investment bankers regarding the status of the Company’s strategic options.

Item 11.     Other Events

On June 30, 2005, the Company issued a press release announcing that its Board of Directors had retained an investment banking firm to advise the Company in exploring strategic options.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company’s expectations as of such date, but are subject to risks and uncertainties that may cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In addition to specific factors that may be described in connection with any of the Company’s forward-looking statements, factors that could cause actual results to differ materially include:

•	Going concern. Due to the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s Independent Registered Public Accounting Firm issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management reacted and took action to address this situation. Among other things, the Company hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. The consulting firm’s recommendation to shutdown the Fourdrinier paper machine was presented to and accepted by the Company’s Board of Directors during the second quarter of 2005. In addition, the consulting firm assisted the Company in assessing and developing a plan to address liquidity issues. The consulting firm completed its assignment during the third quarter of 2005, and it is no longer engaged by the Company.

•	Financial covenant violations. As of June 30, 2005, the Company was in violation of the fixed charge coverage ratio contained in its revolving credit agreement and, due to covenant violations relating to the Company’s variable rate term loan agreement, the Company violated the cross-default provision contained in its revolving credit agreement. These violations are continuing. As of June 30, 2005, the Company was also in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants contained in its variable rate term loan agreement. These violations are also continuing.

During the second quarter of 2005, at the Company’s request, Heartland Business Bank (“Heartland”), the Company’s term loan lender, paid the Company’s June 2005 term loan principal and interest installment, approximating $75,000, through the reduction of the Company’s compensating balance account held by Heartland. Heartland agreed to a similar arrangement relating to the payment of the Company’s July 2005 term loan principal and interest installment approximating $75,000. Heartland, however, denied the Company’s request that Heartland fund the Company’s August 2005 term loan principal and interest installment from the Company’s compensating balance account, and, as of the date of filing of this Quarterly Report on Form 10-Q, the August 2005 installment has not been paid. On July 14, 2005, the Company made default payments to Heartland in an aggregate amount of $28,150. The Company, however, did not make a default payment of $14,075 that was due to Heartland on July 30, 2005. The Company has contacted Heartland and requested a meeting to discuss issues relating to the Company’s obligations to Heartland. There can be no assurance that the Company will make any current or future payments owed to Heartland. In the event that the Company and Heartland cannot reach an agreement as to current or future payments owed to Heartland, any failure by the Company to make any current or future payments owed to Heartland would give Heartland various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest. Moreover, the declaration of a default and/or the acceleration of the amounts due under the agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

On June 30, 2005, the Company and its revolving credit lender, PNC Bank, National Association (“PNC”) entered into the Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2005, (the “Ninth Amendment”) and the Tenth Amendment to Revolving Credit and Security Agreement, dated as of May 23, 2005 (the “Tenth Amendment”). The Ninth Amendment and the Tenth Amendment each amended the Company’s Revolving Credit and Security Agreement with PNC, dated as of November 21, 2001, as previously amended (the “Credit Agreement”), as discussed in detail in the “Capital Resources and Liquidity” section of Item 2 of this Quarterly Report on Form 10-Q.

As discussed in detail in the “Capital Resources and Liquidity” section of Item 2 of this Quarterly Report on Form 10-Q, on August 15, 2005, the Company and PNC entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which PNC agreed to (i) forbear from taking any action to collect or otherwise accelerate the outstanding balance due under the Credit Agreement and (ii) waive the Company’s compliance with the $2,000,000 undrawn availability covenant contained in the Credit Agreement for the period from and after March 31, 2005.

The Company is in default of its obligation under its UDAG with the City of Peshtigo to maintain 200 full-time jobs at its Peshtigo facility, and the Company expects to remain in default of this obligation for the foreseeable future. As of June 30, 2005, the outstanding principal balance on the UDAG loan was $1,171,538. As a result of the Company’s default, the City of Peshtigo could, after complying with certain notice and other requirements, declare a default and accelerate the Company’s obligation to pay the principal and interest on this loan. Any such acceleration of the principal and interest under the Company’s UDAG loan from the City of Peshtigo could have a material adverse effect on the Company.

While Company management continues to negotiate to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its credit agreements give the applicable lender various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

The Company’s continuing financial difficulties could trigger defaults or cross-defaults under other agreements that the Company has with third parties, including, but not limited to, the Company’s loan from the Marinette County Association of Community Development (which loan had an outstanding principal balance as of June 30, 2005, of approximately $28,000). Any such default or cross-default, individually or in the aggregate, could have a material adverse effect on the Company.

•	Vendor and Supplier Relationships. The Company’s vendors and suppliers continue to monitor the Company’s financial situation, and from time to time the Company receives inquiries or questions from one or more of such third parties. Some of these vendors and suppliers refuse to continue to do business with the Company on the open credit terms previously available to the Company. Such actions by the Company’s vendors and suppliers adversely impact the Company's cash flow and it is possible that, if a number of the Company’s major vendors and suppliers refuse to provide credit to the Company or otherwise change the terms upon which the Company has historically paid for needed goods and services, this could have a material adverse effect on the Company and its liquidity.

•	Liquidity concerns. The Company has developed several different cash flow projections for the third and fourth quarters of 2005. Under certain assumptions, some of these projections, when taken together with other funds expected to be generated and available to the Company, project sufficient available bank borrowings to fund the Company’s cash flow needs for 2005. However, other projections, using different assumptions and estimates, forecast insufficient borrowing availability to fund the Company’s cash flow needs during certain periods in the third and fourth quarters of 2005. The Company has not prepared definitive cash flow projections for periods commencing after December 31, 2005. These projections are based on certain assumptions and projections regarding sales and expenses, and there can be no assurance that any such assumption or estimate will be realized. Any unfavorable variances in any such assumption or estimate, even under the most favorable cash flow projection, could have a material adverse effect on the Company’s liquidity.

A cash flow or liquidity problem would have a material adverse effect on the Company’s operations. If such a condition materializes, the Company may be required to restructure its obligations to creditors, further restrict its operations in the ordinary course of business or seek protection from creditors under the United States Federal Bankruptcy Laws. In addition to considering strategic alternatives, the company is seeking other sources of liquidity. There can be no assurance that the Company will be successful in these efforts.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into a Conditional Disclosure Plan (the “Plan”) that required it annually to document and report its financial responsibility to the Wisconsin Department of Natural Resources (“WDNR”) for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004. The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current landfill cap design regarding the post-cap groundwater quality at the affected site from December 1999 through September 2004. In January 2005, the Company’s environmental consultant issued a report that suggested a net improvement in groundwater quality at the affected site. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

•	Increased competition from domestic and foreign paper producers, or providers of alternatives to the Company’s products, including increases in competitive production capacity and/or weakness in demand for paper products. As a paper manufacturer, the Company, if it wants to achieve acceptable production costs, must operate its paper mill at a relatively high percentage of its available production capacity. Many of the Company’s competitors face the same or similar situations. Therefore, when the overall market for paper products softens, the Company (and other paper manufacturers) will generally accept lower selling prices for its products in attempting to maintain acceptable production efficiencies and costs.

•	Changes in the price of pulp which is the Company’s main raw material. The Company purchases all of its pulp on the open market and price changes for pulp have a significant impact on the Company’s costs. Pulp price changes can occur due to changes in worldwide consumption of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels, which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues and other variables. During the second quarter of 2005, the market price for pulp decreased. The Company anticipates that the market price for pulp will stabilize at current levels during the second half of 2005.

•	Interruptions in the supply of, or increases and/or changes in the price of energy (principally natural gas and electricity) that the Company needs to run manufacturing operations. During the first half of 2005, energy prices rose significantly to historically high levels. In addition, during the second quarter 2005, the Company incurred additional energy-related costs associated with freight carrier imposed fuel surcharges due to their increased fuel costs. Future energy costs are uncertain.

•	Changes in demand for the Company’s products due to overall economic activity may affect the rate of consumption of the Company’s paper products, growth rates of the end markets for the Company’s products, technological or consumer preference changes and acceptance of the Company’s products by the markets it serves.

•	Unforeseen operational problems at any of the Company’s facilities that may cause significant lost production and/or higher operating costs.

•	Changes in laws or regulations that may affect the Company, particularly environmental laws and regulations affecting air quality and wastewater discharges.

•	The Company’s operations may be adversely affected by increases in interest rates because a significant portion of the Company’s debt bears interest at variable interest rates.

•	The Company’s collective bargaining agreements with its covered employees expired on May 31, 2005. The Company is continuing its formal contract negotiations with its covered employees. There can be no assurance that the labor contract negotiations will be successful.

Executive Overview

Indefinite Shutdown of Fourdrinier

At a June 2, 2005 meeting, the Board of Directors of the Company approved the indefinite shutdown of the Company’s uncoated freesheet Fourdrinier paper machine and associated equipment located in Peshtigo, Wisconsin. This decision was based on (i) the continued escalation of energy, pulp and chemical costs that could not be recouped in higher selling prices, (ii) the Company’s inability to compete effectively in the commodity grades paper business and (iii) the $4,556,000 asset impairment charge related to the Fourdrinier that was recorded by the Company as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company expects the shutdown to result in the loss of approximately 100 jobs, including 70 hourly positions held by union members and 30 salaried positions. Employees whose jobs will be eliminated because of the shutdown are subject to the provisions of The Worker Adjustment and Retraining Notification Act (the “WARN Act”). Management intends to productively employ the affected employees during the 60 day service period covered by the WARN Act. The Company began to notify affected employees on June 3, 2005, and the shutdown related activities are expected to be completed in mid-August 2005.

The Company estimates that committed but yet to be incurred costs for paper machine clothing relating to the shutdown of the Fourdrinier paper machine and associated equipment will not exceed $275,000. For cash flow purposes, the Company expects the paper machine clothing costs to be offset in an amount approximating $175,000 through the sale of pulp, ink and packaging material inventories. Additionally, the Company expects labor related costs connected to the shutdown to be in the range of $800,000 to $1,000,000, with $700,000 to $800,000 of such costs associated with retraining and maintenance activities. At June 30, 2005, the Company recorded a $750,000 write down of its inventory relating to the lower of market or cost reappraisal of the work-in-process and finished goods inventory associated with the shutdown of the Fourdrinier paper machine.

Net Sales and Margins

During the second quarter of 2005, net sales declined in both dollar and volume amounts compared to net sales for the same period last year. The decrease is partially attributable to seasonally slower than normal business conditions, competitive pricing pressure and the indefinite shutdown of the Fourdrinier paper machine. In addition, operating margins were adversely impacted by higher costs for raw materials, energy, transportation and employee benefits. The Company also took downtime on its Fourdrinier paper machine to balance production with demand during the first two months of the 2005 second quarter.

During the first six months of 2005, reduced production associated with deceased demand relating to competitive market conditions resulted in underutilized capacity and affected the Company’s gross profit margins. In addition, escalating energy prices and increasing transportation costs added to product costs that were difficult to recoup through increased prices. During the comparable six month period of 2004, the Company incurred a restructuring charge of $1,303,000 relating to a voluntary early retirement program offered to its union employees. A similar charge was not incurred during the first six months of 2005.

Financial Covenant Violations

As discussed in more detail herein, the Company continues to be in violation of certain financial covenants associated with certain of its credit agreements, and is under increased creditor scrutiny resulting from a “going concern” issued by the Company’s Independent Registered Public Accounting Firm to the Company’s 2004 audited consolidated financial statements. In addition, management anticipates that the Company will be subject to ongoing liquidity pressures throughout the second half of 2005.

Credit Agreement Amendments

On June 30, 2005, the Company and its revolving credit lender, PNC Bank, National Association (“PNC”) entered into the Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2005, (the “Ninth Amendment”) and the Tenth Amendment to Revolving Credit and Security Agreement, dated as of May 23, 2005 (the “Tenth Amendment”). The Ninth Amendment and the Tenth Amendment each amended the Company’s Revolving Credit and Security Agreement with PNC, dated as of November 21, 2001, as previously amended (the “Credit Agreement”), as discussed in detail in the “Capital Resources and Liquidity” section of Item 2 of this Quarterly Report on Form 10-Q.

Forbearance Agreement

As discussed in detail in the “Capital Resources and Liquidity” section of Item 2 of this Quarterly Report on Form 10-Q, on August 15, 2005, the Company and PNC entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which PNC agreed to (i) forbear from taking any action to collect or otherwise accelerate the outstanding balance due under the Credit Agreement and (ii) waive the Company’s compliance with the $2,000,000 undrawn availability covenant contained in the Credit Agreement for the period from and after March 31, 2005.

Collective Bargaining Agreements

The Company’s collective bargaining agreements with its covered employees expired on May 31, 2005. The Company continues in formal contract negotiations with its covered employees. There can be no assurance that the labor contract negotiations will be successful.

Results of Operations

Net Sales

Net sales for the second quarter of 2005 were $16,093,000 compared to $19,118,000 for the same period last year, a decrease of $3,025,000, or 15.8%. The sales decrease is attributable primarily to lower shipment volumes of paper products resulting from reduced demand, a challenging fine paper pricing environment and the indefinite shutdown of the Fourdrinier paper machine during June 2005.

Net sales for the six months ended June 30, 2005 were $31,593,000 compared to $36,496,000 for the same period in 2004. The reduction in sales is attributable to decreased demand for the Company’s paper products, increasingly competitive market pricing on recorded sales and the indefinite shutdown of the Fourdrinier paper machine during June 2005.

Cost of Sales

Cost of sales in the second quarter of 2005 totaled $16,545,000, or 102.8% of net sales compared to $19,380,000, or 101.4% of net sales during the second quarter of 2004. Second quarter 2005 results were negatively influenced by high costs for raw materials, energy, transportation, employee benefits and capacity underutilization associated with reduced demand. In addition, the indefinite shutdown of the Fourdrinier paper machine in June 2005 necessitated extensive employee retraining on the Yankee paper machine as senior level union Fourdrinier personnel exercised their bargained right to transfer from the Fourdrinier paper machine to the Yankee paper machine.

Cost of sales for the first six months of 2005 totaled $31,629,000, or 100.1% of net sales compared to $36,021,000, or 98.7% of net sales for the same period in 2004.

Gross Profit/(Loss)

Gross loss for the second quarter of 2005 totaled $452,000, or 2.8 % of net sales compared to $262,000, or 1.4% of net sales for the same period last year.

Gross loss for the first six months of 2005 totaled $36,000, or 0.1% of net sales compared to a gross profit of $475,000, or 1.3% of net sales for the same period in 2004.

Selling and Administrative Expense

During the second quarter of 2005, selling and administrative expenses were $1,512,000 compared to $1,246,000 during the same period in 2004. During the first six months of 2005, selling and administrative expenses totaled $2,779,000 compared to $2,439,000 for the same period in 2004. For both reporting periods, the increase in selling and administrative expenses is solely attributable to additional costs associated with compliance and consulting activities.

Other Income and Expense

Interest expense during the second quarter of 2005 was $267,000 compared to $166,000 for the same period last year. The increase in interest expense is a result of higher debt levels in 2005 compared to 2004 and an increase in interest rates. For the first six months of 2005, interest expense was $464,000 compared to $289,000 for the same period in 2004. The referenced higher debt levels are associated with the Company’s increased borrowing to meet day-to-day operating needs. Other income during the second quarter of 2005 was credited for $153,000 due to a recalculation of the liability relating to a lump sum benefit payable to certain employees satisfying the 58 years of age and 30 years of service threshold.

Net Income/(Loss)

During the second quarter of 2005, the Company incurred a net loss of $2,040,000 compared to a $1,668,000 net loss in the same quarter of 2004. During the first quarter of 2004, the Company incurred a one time restructuring charge of $1,303,000. The Company did not have a similar charge in 2005.

For the first six months of 2005, the net loss was $3,081,000 compared to a net loss of $3,544,000 for the similar 2004 reporting period.

For both the second quarter of 2005 and first six months of 2005, the net loss was driven by lower margins related to increased costs, sluggish demand, additional selling and administrative expenses associated with compliance and consulting related professional fees, and more interest expense due to increased debt at higher interest rates.

Capital Resources and Liquidity

Capital Resources and Loans

At June 30, 2005, the Company had unrestricted cash of $529,000 and a $175,000 of restricted cash in a compensating balance account with Heartland. In addition, the Company had borrowed $6,874,000 under its Credit Agreement and had $361,000 of net borrowing availability under its Credit Agreement to fund ongoing operations. During the second quarter of 2005, the Company made scheduled principal payments on long-term debt of $184,000, excluding an $87,000 reduction in Credit Agreement borrowings.

The Company has developed several different cash flow projections for the third and fourth quarters of 2005. Under certain assumptions, some of these projections, when taken together with other funds expected to be generated and available to the Company, project sufficient available bank borrowings to fund the Company’s cash flow needs for 2005. However, other projections, using different assumptions and estimates, forecast insufficient borrowing availability to fund the Company’s cash flow needs during certain periods in the third and fourth quarters of 2005. The Company has not prepared definitive cash flow projections for periods commencing after December 31, 2005. These projections are based on certain assumptions and projections regarding sales and expenses, and there can be no assurance that any such assumption or estimate will be realized. Any unfavorable variances in any such assumption or estimate, even under the most favorable cash flow projection, could have a material adverse effect on the Company’s liquidity.

A cash flow or liquidity problem would have a material adverse effect on the Company’s operations. If such a condition materializes, the Company may be required to restructure its obligations to creditors, further restrict its operations in the ordinary course of business or seek protection from creditors under the United States Federal Bankruptcy Laws. In addition to considering strategic alternatives, the company is seeking other sources of liquidity. There can be no assurance that the Company will be successful in these efforts.

As discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company, as of December 31, 2004, was in violation of a non-financial covenant under its Credit Agreement and certain financial covenants under its variable rate term loan agreement. Due to the Company’s operating losses, the difficult competitive environment facing the Company and the Company’s covenant violations under its various credit agreements, the Company’s Independent Registered Public Accounting Firm issued a “going concern” to the Company’s 2004 audited consolidated financial statements. Reference is made to the Report of Independent Registered Public Accounting Firm included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management reacted and took action to address this situation. Among other things, the Company hired an outside consulting firm to assist the Company in developing a market strategy focused on exploiting its expertise in specialty paper grades utilizing the Company’s diverse manufacturing and converting knowledge. The consulting firm’s recommendation to shutdown the Fourdrinier paper machine was presented to and accepted by the Company’s Board of Directors during the second quarter of 2005. In addition, the consulting firm assisted the Company in assessing and developing a plan to address liquidity issues. The consulting firm completed its assignment during the third quarter of 2005, and it is no longer engaged by the Company.

As of June 30, 2005, the Company was in violation of the fixed charge coverage ratio contained in its Credit Agreement and, due to covenant violations relating to the Company’s variable rate term loan agreement, the Company violated the cross-default provision contained in its Credit Agreement. These violations are continuing. As of June 30, 2005, the Company was also in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants contained in its variable rate term loan agreement. These violations are also continuing.

During the second quarter of 2005, at the Company’s request, Heartland paid the Company’s June 2005 term loan principal and interest installment, approximating $75,000, through the reduction of the Company’s compensating balance account held by Heartland. Heartland agreed to a similar arrangement relating to the payment of the Company’s July 2005 term loan principal and interest installment approximating $75,000. Heartland, however, denied the Company’s request that Heartland fund the Company’s August 2005 term loan principal and interest installment from the Company’s compensating balance account and, as of the date of filing of this Quarterly Report on Form 10-Q, the August 2005 installment has not been paid. On July 14, 2005, the Company made default payments to Heartland in an aggregate amount of $28,150. The Company, however, did not make a default payment of $14,075 that was due to Heartland on July 30, 2005. The Company has contacted Heartland and requested a meeting to discuss issues relating to the Company’s obligations to Heartland. There can be no assurance that the Company will make any current or future payments owed to Heartland. In the event that the Company and Heartland cannot reach an agreement as to current or future payments owed to Heartland, any failure by the Company to make any current or future payments owed to Heartland would give Heartland various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest . Moreover, the declaration of a default and/or the acceleration of the amounts due under the agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

On June 30, 2005, the Company and PNC entered into the Ninth Amendment and the Tenth Amendment. The Ninth Amendment and the Tenth Amendment each amended the Credit Agreement. The Ninth Amendment to the Credit Agreement, (a) reduces the maximum amount of revolving credit available to the Company under the Credit Agreement from $12,000,000 to $9,500,000, (b) restates the Company’s covenant to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 , confirming that the covenant is calculated for the three-month period ending March 31, 2005, the six-month period ending June 30, 2005, the nine-month period ending September 30, 2005 and for the twelve-month periods for each calendar quarter end date thereafter, (c) extends, until the end of the term of the Credit Agreement, the requirement that the Company maintain not less than $2,000,000 of available but unutilized borrowing capacity under the Credit Agreement, (d) eliminates the Company’s ability to have interest calculated on its borrowings under the Credit Agreement by reference to LIBOR, and (e) includes the Company’s acknowledgment that PNC has increased its reserve against the Company’s revolving credit availability under the Credit Agreement from $500,000 to $1,000,000. Although the Ninth Amendment was not entered into until June 30, 2005, it is retroactively effective as of March 31, 2005.

The Tenth Amendment clarifies the calculation of the Company’s net loss covenant under the Credit Agreement. Specifically, the Tenth Amendment clarifies that no deduction is made from the Company’s gross income for any asset impairment charge taken by the Company against its Fourdrinier paper machine. Although the Tenth Amendment was not entered into until June 30, 2005, it is retroactively effective as of May 23, 2005, and the clarification of the calculation of the Company’s net loss covenant is retroactively effective as of December 31, 2004.

Based on existing defaults under the Credit Agreement, PNC imposed the default rate of interest under the Credit Agreement (increasing the interest rate on the Company’s borrowings from prime plus 1% per annum to prime plus 3% per annum) and reserved its right to exercise further rights and remedies under the Credit Agreement and related documents as a result of the Company’s defaults.

On August 15, 2005, the Company and PNC entered into the Forbearance Agreement pursuant to which PNC agreed to (i) forbear from taking any action to collect or otherwise accelerate the outstanding balance due under the Credit Agreement and (ii) waive the Company’s compliance with the $2,000,000 undrawn availability covenant contained in the Credit Agreement for the period from and after March 31, 2005. In consideration of PNC’s forbearance, the Company is required to pay to PNC a fee in the amount of $100,000, which is payable in four equal installments of $25,000 each. The first installment is due and payable to PNC on August 15, 2005 and the three remaining installments are payable to PNC on August 31, September 30 and October 31, 2005, respectively.

Under the Forbearance Agreement, which is effective August 1, 2005 and expires October 31, 2005, the Company is subject to the following terms and conditions:

•	The Company’s maximum revolving advance amount is reduced to $7,000,000 from $9,500,000.

•	The Company must maintain undrawn availability of not less than the following:

(a)	at any time that the aggregate outstanding advances exceed $4,500,000, undrawn availability of not less than $1,750,000;

(b)	at any time that the aggregate outstanding advances are less than $4,500,000, but are equal to or greater than $3,500,000, undrawn availability of not less than $1,500,000; and

(c)	at any time that the aggregate outstanding advances are less than $3,500,000, undrawn availability of not less than $1,250,000.

The failure of the Company to (i) maintain undrawn availability in the amounts set forth above for any period of five consecutive business days, or (ii) maintain on any day undrawn availability in at least an amount equal to the greater of (x) $1,000,000, or (y) 20% of the remainder of (x) the formula amount (as defined in the Forbearance Agreement), minus (y) $100,000, constitutes a violation of the Forbearance Agreement.

•	The Company cannot incur net losses (calculated on a FIFO basis and exclusive of the one-time write-off of the Fourdrinier inventory) in excess of the amounts set forth below for the applicable period:

Period	Amount
One month ending July 31, 2005	$1,050,000
One month ending August 31, 2005	825,000
One month ending September 30, 2005	800,000

•	From July 1, 2005 through and including October 31, 2005, the Company must maintain a positive cash flow calculated on a cumulative basis and provide to PNC on a weekly basis evidence of compliance with such requirement.

•	The Company must provide to PNC on a weekly basis a written report summarizing on a weekly basis all material variances between the Company’s projected operating budget cash flow and its actual results.

•	The Company must provide to PNC on a weekly basis a weekly rollforward of Fourdrinier Inventory, together with average and actual sales price information.

•	The Company must provide to PNC on a bi-monthly basis an update from the Company’s investment bankers regarding the status of the Company’s strategic options.

The Company is in default of its obligation under its UDAG with the City of Peshtigo to maintain 200 full-time jobs at its Peshtigo facility, and the Company expects to remain in default of this obligation for the foreseeable future. As of June 30, 2005, the outstanding principal balance on the UDAG loan was $1,171,538. As a result of the Company’s default, the City of Peshtigo could, after complying with certain notice and other requirements, declare a default and accelerate the Company’s obligation to pay the principal and interest on this loan. Any such acceleration of the principal and interest under the Company’s UDAG loan from the City of Peshtigo could have a material adverse effect on the Company.

While Company management continues to negotiate to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its credit agreements give the applicable lender various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

The Company’s continuing financial difficulties could trigger defaults or cross-defaults under other agreements that the Company has with third parties, including, but not limited to, the Company’s loan from the Marinette County Association of Community Development (which loan had an outstanding principal balance as of June 30, 2005, of approximately $28,000). Any such default or cross-default, individually or in the aggregate, could have a material adverse effect on the Company.

The Company’s vendors and suppliers continue to monitor the Company’s financial situation, and from time to time the Company receives inquiries or questions from one or more of such third parties. Some of these vendors and suppliers refuse to continue to do business with the Company on the open credit terms previously available to the Company. Such actions by the Company’s vendors and suppliers adversely impact the Company’s cash flow and it is possible that, if a number of the Company’s major vendors and suppliers refuse to provide credit to the Company or otherwise change the terms upon which the Company has historically paid for needed goods and services, this could have a material adverse effect on the Company and its liquidity.

Under Section 289.41 of the Wisconsin Statutes, a business entity is required to demonstrate financial responsibility for closure, long-term monitoring and any remedial action related to its landfills. On May 5, 1999, the Company entered into the Plan, which required it annually to document and report its financial responsibility to the Wisconsin Department of Natural Resources (“WDNR”) for a five-year period. The Company’s obligation to be able to demonstrate its financial responsibility is ongoing. In March 2005, however, the Company had contact with the WDNR regarding the extent of its ongoing reporting obligation to the WDNR. As a result of this inquiry and additional follow-up, the Company determined that its reporting obligation to the WDNR ceased on July 1, 2004. The Company no longer has any reporting obligation to the WDNR. Pursuant to the Plan, an environmental consultant retained by the Company monitored and evaluated the effectiveness of the current alternative landfill cap design regarding the post-cap groundwater quality at the affected site from December 1999 through September 2004. In January 2005, the Company’s environmental consultant issued a report that suggested a net improvement in groundwater quality at the affected site. Based on this report, the Company believes that the future solid waste facility closure activities that are subject to the financial responsibility requirements consist of maintenance of the current landfill cap and groundwater monitoring for the next five years. The Company estimates the annual cost related to such maintenance and monitoring to be less than $10,000 per year. The WDNR has not yet responded to the January 2005 closure assessment report. In the event of any future deterioration of groundwater quality, the Company will be responsible for the costs of any agreed upon remediation plan. While the future costs associated with remediation, if any, cannot be reasonably estimated as of the filing of this Quarterly Report on Form 10-Q, such costs could have a material adverse effect on the Company.

Please refer to the more complete discussion of environmental matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Capital Expenditures

Capital expenditures during the second quarter of 2005 were $63,000 compared to $196,000 during the second quarter last year. For the second quarter of 2005, capital expenditures totaled $239,000 compared to $414,000 for the same period of 2004. Due to the Company’s liquidity constraints, capital expenditures during the remainder of 2005 will be restricted to outlays essential to the maintenance and efficient operation of the Company’s facilities.

The Company anticipates that total capital expenditures in 2005 will not exceed $1,000,000.

Cash Flow

During the first six months of 2005, cash used in operating activities was $717,000 compared to cash used in operating activities of $2,179,000 for the same period last year. For each respective period, the cash usage is attributable to quarterly net losses and working capital requirements.

Contractual Obligations

Information regarding the Company’s contractual obligations is contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No material changes to such information have occurred during the second quarter of 2005, except that the “Bank Revolving Credit Agreement” less than one-year payment obligation decreased by $87,000.

Critical Accounting Policies and Estimates

Information regarding the Company’s critical accounting policies and estimates is contained in Item 7 of the Company’s Annual Report on form 10-K for the year ended December 31, 2004. No material changes to such information have occurred during the second quarter of 2005.

Off-Balance Sheet Arrangements

As of June 30, 2005, the Company did not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest on its debt. As of June 30, 2005, the Company’s Credit Agreement provides for borrowings up to $9,500,000 (subject to a collateral formula) and extends to November 2006. An annual commitment fee of 0.25% is payable for unused amounts. The Company’s interest rate floats, and bears interest at a variable rate based on domestic loan rates. As of June 30, 2005, the Company was paying a 9.00% annual rate on amounts borrowed under its Credit Agreement. As of July 1, 2005, the borrowing rate under the revolving credit agreement increased to 9.25% per annum.

A majority of the Company’s debt is at variable interest rates, and a hypothetical 1.0% (100 basis point) change in interest rates would cause an estimated increase in annual interest expense of $145,500.

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

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 3.     Defaults Upon Senior Securities

As of June 30, 2005, the Company was in violation of the fixed charge coverage ratio contained in its Credit Agreement and, due to covenant violations relating to the Company’s variable rate term loan agreement, the Company violated the cross-default provision contained in its Credit Agreement. These violations are continuing. As of June 30, 2005, the Company was also in violation of the current ratio, minimum debt service coverage ratio, maximum debt to tangible net worth ratio and net worth covenants contained in its variable rate term loan agreement. These violations are also continuing.

During the second quarter of 2005, at the Company’s request, Heartland paid the Company’s June 2005 term loan principal and interest installment, approximating $75,000, through the reduction of the Company’s compensating balance account held by Heartland. Heartland agreed to a similar arrangement relating to the payment of the Company’s July 2005 term loan principal and interest installment approximating $75,000. Heartland, however, denied the Company’s request that Heartland fund the Company’s August 2005 term loan principal and interest installment from the Company’s compensating balance account, and, as of the date of filing of this Quarterly Report on Form 10-Q, the August 2005 installment has not been paid. On July 14, 2005, the Company made default payments to Heartland in an aggregate amount of $28,150. The Company, however, did not make a default payment of $14,075 that was due to Heartland on July 30, 2005. The Company has contacted Heartland and requested a meeting to discuss issues relating to the Company’s obligations to Heartland. There can be no assurance that the Company will make any current or future payments owed to Heartland. In the event that the Company and Heartland cannot reach an agreement as to current or future payments owed to Heartland, any failure by the Company to make any current or future payments owed to Heartland would give Heartland various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest . Moreover, the declaration of a default and/or the acceleration of the amounts due under the agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

While Company management continues to negotiate to secure waivers of past contractual violations and revised financial covenants with its lenders going forward, there can be no assurance that the Company will be successful in accomplishing either or both of these objectives. These past and continuing violations by the Company of its credit agreements give the applicable lender various rights, including, among others, all rights related to default, such as the right to accelerate all amounts currently due under the agreement and the right to charge a default rate of interest. Moreover, the declaration of a default and/or the acceleration of the amounts due under any individual credit agreement could trigger cross-defaults under other Company credit agreements. The declaration of a default and/or the acceleration of the amount due under any Company credit agreement would have a material adverse effect on the Company.

Please refer to the various financing and liquidity risks identified in the “Forward-Looking Statements” section of Item 2 of this Quarterly Report on Form 10-Q, as well as the detailed discussion of the Company’s financial covenant violations and liquidity issues contained in the “Capital Resources and Liquidity” section of Item 2.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Tuesday, May 10, 2005, at the Best Western Riverfront Inn, 1821 Riverside Avenue, Marinette, Wisconsin. At such meeting, Board nominees Mark D. Burish, James L. Kemerling and Daniel D. King were elected for terms to expire at the 2008 annual meeting of shareholders and until their successors are duly elected and qualified, pursuant to the following votes: Mark D. Burish – 1,342,237 voted “for”, 543,932 withheld authority and 0 broker nonvotes; James L. Kemerling – 1,403,022 voted “for”, 483,147 withheld authority and 0 broker nonvotes; Daniel D. King – 1,408,024 voted “for”, 478,145 withheld authority and 0 broker nonvotes. Other members of the Board include, L. Harvey Buek, Ronald E. Swanson and William A. Raaths, whose terms expire at the 2006 annual meeting, and Harold J. Bergman and John T. Paprocki, whose terms expire at the 2007 annual meeting.

The Company’s shareholders also approved the following two amendments to the Company’s 2001 Director Stock Grant Plan (the “Plan”):

•	An amendment to increase the number of shares of the Company’s common stock that are reserved for issuance under the Plan from 60,000 shares to 160,000 shares; and

•	An amendment to provide that the Plan automatically will terminate on July 1, 2010.

These amendments were approved pursuant to the following votes: 650,890 voted “for”, 577,330 voted “against”, 13,444 withheld authority and 644,505 broker nonvotes.

Item 5.     Other Information

The disclosure required by this Item 5 is set forth under the “Capital Resources and Liquidity” section of Item 2 of this Quarterly Report on Form 10-Q and is incorporated in this Item 5 by reference.

Item 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER PAPER MILLS, INC.
(Registrant)
/s/ Ronald E. Swanson
DATE: August 15, 2005	By: Ronald E. Swanson
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Paul M. Bouthilet
DATE: August 15, 2005	By: Paul M. Bouthilet
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

BADGER PAPER MILLS, INC. and SUBSIDIARY

Exhibit Index

(4.1)	Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2005, by and between the Company and PNC Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005).

(4.2)	Tenth Amendment to Revolving Credit and Security Agreement, dated as of May 23, 2005, by and between the Company and PNC Bank, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2005).

(4.3)	Forbearance Agreement, dated as of August 15, 2005, by and between the Company and PNC Bank, National Association.

(31.1)	Certifications of the President and Chief Executive Officer.

(31.2)	Certifications of the Vice President, Chief Financial Officer, Secretary and Treasurer.

(32.1)	Written statement of the President and Chief Executive Officer pursuant to 18 U. S. C. §1350.

(32.2)	Written statement of the Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U. S. C. §1350.